Form 10-Q
period 2006-09-30
ACME PACKET INC
filed 2006-11-22
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-33041

ACME PACKET, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3526641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

71 Third Avenue

Burlington, MA 01803

(Address of principal executive offices) (zip code)

(781) 328-4400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 22, 2006: 58,442,419

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
Table of Contents

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements (unaudited)

ACME PACKET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	December 31, 2005	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$15,369	$32,836
Accounts receivable, net of allowance of $433 and $531, respectively	6,959	9,388
Inventory	3,281	3,742
Restricted cash	132	—
Other current assets	428	717
Total current assets	26,169	46,683
Property and equipment, net	3,926	6,249
Restricted cash	300	479
Other assets, including deferred offering costs of $0 and $1,848, respectively	4	1,862
Total assets	$30,399	$55,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,623	$1,986
Accrued expenses and other current liabilities	4,222	7,255
Deferred revenue	5,541	9,383
Total current liabilities	12,386	18,624
Deferred rent	290	280
Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value: Authorized—3,759,531 shares Issued and outstanding—3,759,531 shares at December 31, 2005 and September 30, 2006	4	4
Series B convertible preferred stock, $0.001 par value: Authorized—21,467,931 shares Issued and outstanding—20,676,816 shares at December 31, 2005 and September 30, 2006	21	21
Series C convertible preferred stock, $0.001 par value: Authorized—8,021,390 shares Issued and outstanding—7,754,012 shares at December 31, 2005 and September 30, 2006	8	8
Common stock, $0.001 par value: Authorized—61,000,000 shares Issued and outstanding— 15,853,171 shares at December 31, 2005 and 16,517,131 shares at September 30, 2006	16	16
Additional paid-in capital	45,966	46,549
Accumulated deficit	(28,292)	(10,229)
Total stockholders’ equity	17,723	36,369
Total liabilities and stockholders’ equity	$30,399	$55,273

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
 (in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue:
Product	$5,329	$18,784	$19,949	$51,971
Maintenance, support and service	1,439	3,511	3,496	8,404
Total revenue	6,768	22,295	23,445	60,375

Cost of revenue (1):
Product	1,979	3,831	5,815	10,625
Maintenance, support and service	250	719	974	2,017

Total cost of revenue	2,229	4,550	6,789	12,642

Gross profit	4,539	17,745	16,656	47,733

Operating expenses (1):
Sales and marketing	4,003	6,019	10,534	16,465
Research and development	2,370	3,413	6,461	9,190
General and administrative	752	1,601	2,345	4,298

Total operating expenses	7,125	11,033	19,340	29,953

(Loss) income from operations	(2,586)	6,712	(2,684)	17,780

Other income (expense):
Interest income, net	105	429	293	942
Other expense	(20)	(10)	(27)	(32)

Total other income, net	85	419	266	910

(Loss) income before provision for income taxes	(2,501)	7,131	(2,418)	18,690
Provision for income taxes	—	318	—	627

Net (loss) income	$(2,501)	$6,813	$(2,418)	$18,063

Net (loss) income per share applicable to common stockholders (Note 11):
Basic	$(0.16)	$0.14	$(0.15)	$0.37

Diluted	$(0.16)	$0.12	$(0.15)	$0.34

Weighted average number of common shares used in net (loss) income per common share calculation:
Basic	15,796,900	16,444,353	15,723,985	16,316,952

Diluted	15,796,900	23,211,172	15,723,985	21,160,963

(1)    Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$—	$6	$—	$13
Cost of maintenance, support, and service revenue	—	10	—	16
Sales and marketing	—	107	—	181
Research and development	—	109	—	158
General and administrative	—	31	—	41
Total stock-based compensation expense	$—	$263	$—	$409

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2006
Operating activities
Net (loss) income	$(2,418)	$18,063
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,391	2,459
Provision for bad debts	241	189
Stock-based compensation expense	—	409
Change in operating assets and liabilities:
Accounts receivable	(504)	(2,618)
Inventory	(143)	(461)
Other current assets	(135)	(289)
Accounts payable	(335)	(637)
Accrued expenses and other current liabilities	347	1,882
Deferred revenue	332	3,842

Net cash (used in) provided by operating activities	(1,224)	22,839

Investing Activities
Purchases of property and equipment	(2,821)	(4,782)
Increase in other assets	(4)	(764)

Net cash used in investing activities	(2,825)	(5,546)

Financing activities
Proceeds from sale of common stock	28	—
Proceeds from exercise of stock options	26	174
Proceeds from repayment of employee notes receivable	60	—
Payments on long-term debt	(197)	—

Net cash (used in) provided by financing activities	(83)	174

Net (decrease) increase in cash and cash equivalents	(4,132)	17,467
Cash and cash equivalents at beginning of period	16,748	15,369

Cash and cash equivalents at end of period	$12,616	$32,836

Supplemental disclosure of cash flow information
Cash paid for interest	$6	$—

Cash paid for income taxes	$3	$345

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

1. Business Description and Basis of Presentation

Business Description

         Acme Packet, Inc. (the Company) was incorporated in the State of Delaware on August 3, 2000. The Company provides session border controllers that enable service providers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across Internet Protocol network borders. The Company is headquartered in Burlington, Massachusetts and has sales offices there, as well as in Europe and Asia.

Basis of Presentation

         The accompanying interim condensed consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s final Prospectus dated October 12, 2006  (Prospectus) related to its Initial Public Offering (IPO).

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been prepared in accordance with generally accepted accounting principles in the United States condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Prospectus, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2006, results of operations for the three and nine months ended September 30, 2005 and 2006, and cash flows for the nine months ended September 30, 2005 and 2006.  The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

          On October 13, 2006, the Company completed its IPO of common stock in which the Company sold and issued 9,721,179 shares of the Company’s common stock, including 1,721,179 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. The Company raised a total of $92.4 million in gross proceeds from the IPO, or $83.7 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32,190,359 shares of common stock.

2. Significant Estimates and Assumptions

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  Management evaluates these estimates and assumptions on an ongoing basis.  Significant estimates and assumptions made by management include estimates and assumptions regarding revenue recognition, valuation allowances for trade receivables and inventory, the recoverability of the Company’s net deferred tax assets and related valuation allowance, and accounting for stock-based compensation.

        Although the Company regularly assesses these estimates, actual results could differ materially from these estimates.  Changes in estimates are recorded in the period in which they become known.  The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

3. Revenue Recognition

        The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions, and the Emerging Issues Task Force (EITF) Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Nonsoftware Deliverables in an Arrangement Containing More-Than-Incidental Software. The Company has determined that the software element of its product is “more than incidental” to its products as a whole. As a result, in accordance with EITF Issue No. 03-5, the Company is required to recognize revenue under SOP 97-2 and SOP 98-9.

        In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

•                  Persuasive evidence of an arrangement. The Company considers a noncancelable agreement signed by the Company and the customer to be representative of persuasive evidence of an arrangement.

•                  Delivery has occurred. The Company considers delivery to have occurred when the product has been delivered to the customer and no postdelivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of the Company’s agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered elements. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

•                  Fees are fixed or determinable. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the refund or adjustment right lapses. If offered payment terms exceed the Company’s normal terms, the Company recognizes revenue as the amounts become due and payable or upon the receipt of cash.

•                  Collection is deemed probable. The Company conducts a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon the Company’s evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

        A substantial amount of the Company’s sales involve multiple element arrangements, such as products, maintenance, professional services, and training. When arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence (VSOE) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.

        Maintenance, support, and service revenue include sales of maintenance and other services, including professional services, training, and reimbursable travel.

        Maintenance and support services include telephone support, return and repair services, and unspecified rights to product upgrades and enhancements, and are recognized ratably over the term of the service period, which is generally 12 months. Maintenance and support revenue is generally deferred until the related product has been accepted and all other revenue recognition criteria have been met.

        Professional services and training revenue is recognized as the related service has been performed.

        The Company’s products and services are distributed indirectly through distribution partners and directly through its sales force. Revenue arrangements with distribution partners are recognized when the above criteria are met and only when the Company receives evidence that the distribution partner has an order from an end-user customer. The Company typically does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.

4. Cash and Cash Equivalents and Restricted Cash

        Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximate their fair market value.  Cash and cash equivalents consisted of the following:

	December 31, 2005	September 30, 2006
Cash	$1,111	$1,318
Money market funds	14,258	31,518
Total cash and cash equivalents	$15,369	$32,836

        As of December 31, 2005, the Company had restricted cash in the amount of $432 as collateral related to its facility leases. On May 31, 2006, the restriction on cash in the amount of $132 expired in connection with the expiration of the Company’s operating lease for the Woburn, Massachusetts facility. The remaining $300 of restricted cash as of December 31, 2005 is used to collateralize a standby letter of credit related to the lease of the Company’s facility in Burlington, Massachusetts. The Company’s restriction with respect to this amount expires in June 2010.

      In July 2006, the Company entered into two operating leases for office facilities in Burlington, Massachusetts and Madrid, Spain.  As of September 30, 2006, $479 of restricted cash is used to collateralize standby letters of credit related to the Burlington, Massachusetts leases and the Madrid, Spain lease.   The Company’s restrictions with respect to the restricted cash amounts expire in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.

5. Inventory

        Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market, and consists primarily of finished products.

        The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products, and technical obsolescence of products.

        When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria required by SOP 97-2, the Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.

6. Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

        Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

Property and equipment consists of the following:

	December 31, 2005	September 30, 2006

Computer hardware and software	$2,023	$2,899
Furniture and fixtures	782	968
Office and engineering equipment	2,223	3,407
Evaluation systems	3,515	5,672
Leasehold improvements	412	791
	8,955	13,737
Less accumulated depreciation and amortization	(5,029)	(7,488)
Property and equipment, net	$3,926	$6,249

        Depreciation expense was $509 and $892 for the three months ended September 30, 2005 and 2006, respectively, and $1,391 and $2,459 for the nine months ended September 30, 2005 and 2006, respectively.

7. Concentrations of Credit Risk and Off-Balance Sheet Risk

        The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

        The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Customer A	*	28%	13%	21%
Customer B	*	16	*	11
Customer C	17%	12	13	*
Customer D	16	*	13	*
Customer E	*	*	10	*

* Less than 10% of total revenue.

        The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	December 31, 2005	September 30, 2006

Customer A	*	11%
Customer C	21%	22
Customer D	12	*
Customer F	10	*
Customer G	15	*
Customer H	*	12

* Less than 10% of total accounts receivable.

8. Product Warranties

        Substantially all of the Company’s products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of product or software covered by this warranty, the Company must repair or replace the software or product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which encompass its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty allowance and adjusts the amount as necessary.

9. Stock-Based Compensation

Stock Option Plans

        In August 2000, the Company adopted the Acme Packet, Inc. 2000 Equity Incentive Plan (the 2000 Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock, and stock grants to purchase up to 3,000,000 shares of common stock. Under the 2000 Plan, ISOs may not be granted at less than fair market value on the date of the grant and all options generally vest over a four-year period and certain options are subject to accelerated vesting based on certain future events. These options expire ten years after the grant date. Employees are allowed to exercise their unvested options in exchange for restricted stock subject to repurchase by the Company. The repurchase rights lapse on the same vesting schedule as the original options.  For the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company increased the number of shares available under the 2000 Plan by an additional 4,000,000 and 1,200,000 shares, respectively, to a total of 12,200,000 shares. At December 31, 2005 and September 30, 2006, 1,015,444 shares and 607,859 shares, respectively, were available for future issuance under the Plan.  Upon the effective date of the Company’s IPO, no further awards will be made under the 2000 Plan and all shares remaining available for grant will be transferred into the 2006 Equity Plan discussed below.

        In September 2006, the Company’s Board of Directors (the Board) approved the 2006 Equity Incentive Plan and the 2006 Director Option Plan, both of which were approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company’s IPO. The Company has reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Equity Incentive Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 and until 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company’s outstanding equity on a fully diluted basis as of the end of the immediately preceding fiscal year. The Company has reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increases, in whole or in part.

Accounting for Stock-Based Compensation

        On December 16, 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stoak Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However,

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        SFAS No. 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS No. 123(R) starting in its fiscal first quarter of 2006, which began on January 1, 2006.

        SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method. In accordance with the requirements of SFAS No. 123(R), the Company will not present pro forma disclosures for periods prior to the adoption of SFAS No. 123(R) as the estimated fair value of the Company’s stock options granted through December 31, 2005 was determined using the minimum value method.

        Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), the Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

        As there was no public market for its common stock as of September 30, 2006, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 11.25% in the first nine months of 2006 in determining the expense recorded in the accompanying consolidated statement of operations.  The weighted-average fair value of options granted during the three and nine months ended September 30, 2006 were $3.65 and $2.27, respectively.  The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk-free interest rate	4.94%	4.85%
Expected volatility	80.33%	82.28%
Expected life	6.25 years	6.25 years
Dividend yield	—	—

                In connection with the preparation for the Company’s IPO, the Company reassessed the valuations of its common stock during 2005 and 2006, in light of the AICPA’s Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. As a result, the Company reassessed the fair value of its common stock as of December 14, 2005, December 23, 2005, February 7, 2006 and March 15, 2006.

        Based on these reassessments, the Company is required to recognize compensation expense of $821 to reflect the difference between the reassessed fair value of the Company’s common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006.  The compensation expense will be recognized over the vesting schedule of the awards commencing in the three-month period ending September 30, 2006.  As a result of these reassessments, the Company recognized compensation expense of

$150 during the three and nine months ended September 30, 2006.

        Including stock-based compensation expense related to the reassessment of the fair value of the Company’s common stock, for the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $263 and $409 in connection with stock-based payment awards.  As of September 30, 2006, there was $3,909 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.71 years.

        The following is a summary of the status of the Company’s stock options as of September 30, 2006 and the stock option activity for all stock option plans during the nine months ended September 30, 2006:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2005	7,531,385	0.20 - 1.10	$0.65
Granted	1,733,000	1.10 - 5.50	3.08
Canceled	(125,415)	0.50 - 3.40	1.24
Exercised	(663,960)	0.20 - 0.65	0.26
Outstanding at September 30, 2006	8,475,010	$0.20 - $5.50	$1.17	$36,697
Exercisable at December 31, 2005	1,588,644	$0.20 - $0.55	$0.24
Exercisable at September 30, 2006	1,846,727	$0.20 - $1.00	$0.35	$9,511
Vested or expected to vest at September 30, 2006(1)	8,097,451	$0.20 - $5.50	$1.07	$35,872

(1)             This represents the number of vested options as of September 30, 2006 plus the number of unvested options expected to vest as of September 30, 2006 based on the unvested options outstanding at September 30, 2006, adjusted for the estimated forfeiture rate of 11.25%.

(2)             The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2006 of $5.50 and the exercise price of the underlying options.

The range of exercise prices for options outstanding at September 30, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life

$0.20 to $0.33	1,953,614	$0.25	6.98	1,303,782	$0.24	6.67
$0.50 to $0.65	1,582,896	0.61	8.55	532,737	0.60	8.53
$0.85 to $1.00	2,690,500	0.96	9.21	10,208	1.00	9.21
$1.10 to $3.40	1,788,000	2.00	7.77	—	—	—
$4.50 to $5.50	460,000	5.00	9.86	—	—	—

Total	8,475,010	$1.17	8.30	1,846,727	$0.35	7.22

10. Comprehensive (Loss) Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive (loss) income and its components in financial statements. Comprehensive (loss) income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive (loss) income for all periods presented does not differ from the net reported (loss) income.

11. Net (Loss) Income Per Share

        The Company calculates net (loss) income per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible preferred stock represents a participating security and therefore has adopted the provisions of EITF Issue No. 03-6 retroactively for all periods presented.

        Under the two-class method, basic net (loss) income per share is computed by dividing the net (loss) income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net (loss) income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s charter and then to common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net (loss) income per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method.

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Numerator:
Net (loss) income, as reported	$(2,501)	$6,813	$(2,418)	$18,063

Allocation of net (loss) income:
Basic:
Net (loss) income applicable to preferred stockholders	$—	$4,509	$—	$11,987
Net (loss) income applicable to common stockholders	(2,501)	2,304	(2,418)	6,076

Net (loss) income	$(2,501)	$6,813	$(2,418)	$18,063

Diluted:
Net (loss) income applicable to preferred stockholders	$—	$3,950	$—	$10,915
Net (loss) income applicable to common stockholders	(2,501)	2,863	(2,418)	7,148

Net (loss) income	$(2,501)	$6,813	$(2,418)	$18,063

Denominator:
Weighted-average shares of common stock outstanding	16,296,394	16,444,353	16,294,140	16,316,952
Less: Weighted-average number of unvested restricted common shares outstanding	(499,494)	—	(570,155)	—
Weighted-average number of common shares used in calculating basic net (loss) income per common shares	15,796,900	16,444,353	15,723,985	16,316,952
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	—	6,766,819	—	4,844,011

Weighted-average number of common shares used in computing diluted net (loss) income per common share	15,796,900	23,211,172	15,723,985	21,160,963

Calculation of net (loss) income per common share:
Basic:
Net (loss) income applicable to common stockholders	$(2,501)	$2,304	$(2,418)	$6,076

Weighted-average number of common shares used in calculating basic net (loss) income per common share	15,796,900	16,444,353	15,723,985	16,316,952
Net (loss) income per share applicable to common stockholders:	$(0.16)	$0.14	$(0.15)	$0.37

Diluted:
Net (loss) income applicable to common stockholders	$(2,501)	$2,863	$(2,418)	$7,148

Weighted-average number of common shares used in calculating diluted net (loss) income per common share	15,796,900	23,211,172	15,723,985	21,160,963
Net (loss) income per share applicable to common stockholders:	$(0.16)	$0.12	$(0.15)	$0.34

12. Debt

Equipment Line of Credit

        On June 22, 2001, the Company entered into a $1,000 capital expenditure line of credit (the Capital Equipment Line). The Capital Equipment Line was modified in August 2002, to increase the amount available to $1,750. Outstanding amounts under the Capital Equipment Line accrued interest at the bank’s prime rate plus 3.25%—3.50% at the funding date of each advance. Any advances from the Capital Equipment Line were payable in equal payments over 36-consecutive months commencing on the funding day. The Capital Equipment Line was collateralized by all business assets of the Company and expired on March 31, 2003, at which time the amounts outstanding converted into a term loan payable.  During the year ended December 31, 2005, the Company paid all amounts owed under the Capital Equipment Line. There were no amounts outstanding as of December 31, 2005 and September 30, 2006.

13. Income Taxes

                The Company recorded a provision of income taxes of $318, and $627 for the three and nine months ended September 30, 2006, respectively, related to United States federal alternative minimum taxes and income taxes for the

Company’s foreign subsidiaries, which represented a 4% and 3% effective tax rate, respectively.  No provision for income taxes was recorded in the three and nine months ended September 30, 2005 as the amounts were not material.  For the three and nine months ended September 30, 2006, the lower effective income tax rate was due to the utilization of previously unrecognized net operating losses.  The Company’s effective income tax rate for the three and nine months ended September 30, 2005 was lower than the statutory rate as a result of the Company being in a net loss position for those periods. In addition, for the three and nine months ended September 30, 2006 the Company recorded a reduction in the valuation allowance related to its deferred tax assets of approximately $3,500 and $7,700, respectively, as a result of the utilization of net operating loss carryforwards in the United States. However, due to the uncertainty surrounding the Company’s future ability to utilize the remaining net operating loss carryforwards, the Company continued to maintain a full valuation allowance against the balance of its deferred tax assets as of September 30, 2006.

14. Stockholders’ Equity

        As of December 31, 2005 and September 30, 2006, the authorized capital stock of the Company was 61,000,000 shares of common stock, $0.001 par value per share, and 33,248,852 shares of convertible preferred stock, $0.001 par value per share, of which 3,759,531 shares are designated Series A convertible preferred stock (Series A Preferred Stock), 21,467,931 shares are designated Series B convertible preferred stock (Series B Preferred Stock), and 8,021,390 shares are designated Series C convertible preferred stock (Series C Preferred Stock).

        In September 2006, the Board of Directors approved, subject to the closing of the Company’s IPO, an amendment and restatement of the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 61,000,000 to 150,000,000, to authorize 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and to eliminate all reference to the designated Series Preferred Stock.

Restricted Stock

        During 2001, the Board established a Stock Restriction and Repurchase Agreement for key employees and consultants to the Company. Under the terms of the agreement, shares of common stock issued or sold to an employee or consultant are subject to a vesting schedule commencing on the date shares are distributed to the employee. Vesting occurs periodically at specified time intervals and specified percentages. All shares of common stock become fully vested within four years of the date of distribution. As of December 31, 2005 and September 30, 2006, the Company had issued and outstanding 1,800,151 shares of common stock under the Stock Restriction and Repurchase Agreement. As of December 31, 2005 and September 30, 2006, 1,410,773 and 1,543,251, respectively, of these shares were vested.

Warrants

        In connection with the Capital Equipment Line, the Company issued a warrant to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share.  At December 31, 2005 and September 30, 2006, there were 125,000 shares of the Company’s common stock reserved for the exercise of the warrant. The warrant expires on June 22, 2011.  Upon the closing of the Company’s IPO in October 2006, all warrants outstanding converted into warrants to purchase shares of the Company’s common stock at an exercise price of $1.39 per share.

Note Receivable Issued to Employees

        The Company issued shares of common stock to employees in exchange for promissory notes. These notes were full recourse to the employees and were collateralized by the underlying shares of common stock. The note receivable accrued interest at 7%, which was the prevailing market interest rate on the date of issuance. As of December 31, 2005, the outstanding balance of the promissory notes and all accrued interest had been repaid in full.

15. Contingencies

Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2005 and September 30, 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

        Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

16. Lease Abandonment

        During the year ended December 31, 2004, the Company recorded expense of $848 related to the relocation of the Company’s corporate headquarters which occurred in January 2005. Of this charge, $760 represents the loss on the prior facilities lease and $88 related to the abandonment of related equipment and leasehold improvements. The facility lease loss represents 16.5 months of rent remaining under an existing lease obligation at the time the use of the facility was ceased and related operating expenses.

        The following table summarizes the lease abandonment reserve balance and activity during the nine months ended September 30, 2006:

Existing Lease Obligations
Balance as of December 31, 2005	$209
Cash payments	(209)
Balance as of September 30, 2006	$—

17. Accrued Expenses and Other Current Liabilities

	December 31,	September 30,
	2005	2006
Accrued compensation and related benefits	$2,297	$2,308
Accrued sales and use taxes	1,057	2,470
Lease abandonment, current portion	209	—
Accrued warranty	392	457
Deferred financing charges	—	1,141
Other accrued liabilities	267	879
Total	$4,222	$7,255

18. Segment Information

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS No. 131, is the chief executive officer. The Company views its operations and manages its business as one operating segment.

Geographic Data

        For three and nine months ended September 30, 2005 and 2006, operations related to the Company’s foreign subsidiaries are not material to the accompanying consolidated financial statements taken as a whole.

       Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

United States and Canada	$3,632	$11,996	$12,946	$36,674
International	3,136	10,299	10,499	23,701
Total	$6,768	$22,295	$23,445	$60,375

19. Recent Accounting Pronouncements

        In July, 2006, the FASB issued Financial Accounting Standards Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 on our consolidated financial position and our results from operations.

       In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 modifies the definition of fair value, the methods used to measure fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

        This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this quarterly Report on Form 10-Q may include statements about:

•                  our ability to attract and retain customers;

•                  our financial performance;

•                  our development activities;

•                  the advantages of our technology as compared to that of others;

•                  our ability to establish and maintain intellectual property rights;

•                  our ability to retain and hire necessary employees and appropriately staff our operations;

•                  our spending of our proceeds from this offering; and

•                  our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those factors we discuss in this quarterly report on Form 10Q under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this quarterly Report on Form 10-Q. These risk factors are not exhaustive and other sections of this quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.

Overview

           In October 2006, we completed an initial public offering (IPO) of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.7 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32,190,359 shares of common stock.

     Acme Packet, Inc. is  the leading provider of  session border controllers, or SBCs, that enable service providers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across IP network borders. Approximately 325 service providers in approximately 70 countries have deployed our products. We sell our products and support services through our direct sales force and approximately 30 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

        Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain and Tokyo, Japan. We also have sales personnel in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Israel, Italy, Korea, Malaysia, Mexico, Peru, Russia and the United Kingdom and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

Revenue

        We derive product revenue from the sale of our Net-Net hardware and the licensing of our Net-Net software. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. For arrangements that include customer acceptance or other material non-standard terms, we defer revenue recognition until after delivery, and all other criteria for revenue recognition have been met.

        We generate maintenance, support and service revenue from (a) maintenance associated with software licenses, (b) technical support services for our product software, (c) hardware repair and maintenance services, (d) implementation, training and consulting services, and (e) reimbursable travel and other out-of-pocket expenses paid to us by our customers.

        We offer our products and services indirectly through distribution partners and directly through our sales force. Our distribution partners include networking and telecommunications equipment vendors throughout the world. Our distribution partners generally purchase our products after they have received a purchase order from their customers and do not maintain an inventory of our products in anticipation of sales to their customers. Generally, the pricing offered to our distribution partners will be lower than to our direct customers.

        The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can purchase our SBCs in either a standalone or high availability configuration and can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. As the market continues to develop and grow, we expect to experience increased price pressure on our products and services.

        We believe that our revenue and results of operations may vary significantly from quarter to quarter as a result of long sales and deployment cycles, variations in customer ordering patterns, and the application of complex revenue recognition rules to certain transactions. Some of our arrangements with customers include clauses under which we may be subject to penalties for failure to meet specified performance obligations. We have not incurred any such penalties to date.

Cost of Revenue

        Cost of product revenue primarily consists of (a) payments to third party manufacturers for purchased materials and services, (b) salaries and benefits related to personnel, (c) provision for inventory obsolescence, and (d) related overhead.

        Cost of maintenance, support and service revenue consists primarily of (a) salaries and benefits related to professional services and technical support personnel, (b) billable and non-billable travel, lodging, and other out-of-pocket expenses, (c) related overhead, and (d) contract manufacturer services for repairs and warranty services.

Gross Profit

        Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends in part on the mix of product configurations sold, (c) new product introductions, (d) the mix of sales channels through which our products are sold, and (e) the volume and costs of manufacturing of our hardware products.

Operating Expenses

        Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 164 employees and full-time independent contractors at December 31, 2005 to 240 employees and full-time independent contractors at September 30, 2006. We expect to continue to hire significant numbers of new employees to support our growth.

        Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect absolute dollar increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to increase as a percentage of total revenue for the foreseeable future.

        Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, and (e) other related overhead. To date, all of our research and development expense has been expensed as incurred. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars for the foreseeable future and to increase as a percentage of total revenue in the near term. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        General and administrative expense consists primarily of (a) salaries and personnel costs related to our executive, finance, human resource and information technology organizations, (b) facilities expenses, (c) accounting and legal professional fees, and (d) other related overhead. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Stock-Based Compensation

        Cost of revenue and operating expenses include stock-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant. Effective in the first quarter of fiscal 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of stock-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value. We continue to evaluate the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. We currently expect that our adoption of SFAS No. 123(R) will adversely affect our operating results to some extent in future periods. For the three and nine months ended September 30, 2006, we recorded non-cash expenses of $263,000 and $409,000 in connection with stock-based payment awards. A future expense of non-vested options of $3.9 million is expected to be recognized over a weighted-average period of 3.71 years.

Other Income (Expense), Net

        Other income (expense) primarily consists of interest income earned on cash balances. We historically have invested our cash in money market funds. Other income (expense) also includes interest expense on our debt facilities and gains (losses) from foreign currency translation adjustments of our foreign subsidiaries. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense).

Application of Critical Accounting Policies and Use of Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q.

        We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements included in our final prospectus filed with the SEC on October 12, 2006, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

        We recognize revenue in accordance with SOP 97-2, as amended by SOP 98-9, and Emerging Issues Task Force, or EITF, Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Nonsoftware Deliverables in an Arrangement Containing More-Than-Incidental Software. We have determined that the software element of our product is “more than incidental” to the products as a whole. As a result, in accordance with EITF Issue No. 03-5, we are required to recognize revenue under SOP 97-2 and SOP 98-9.

        In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:

•   Evidence of an arrangement.  We consider a non-cancelable agreement signed by the customer and us to be representative of persuasive evidence of an arrangement.

•   Delivery has occurred.  We consider delivery to have occurred when product has been delivered to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•   Fees are fixed or determinable.  We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue when the right to a refund or adjustment lapses. If offered payment terms exceed our normal terms, we recognize revenue as the amounts become due and payable or upon the receipt of cash.

•   Collection is deemed probable.  We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

        A substantial percentage of our revenue is generated by multiple-element arrangements, such as products, maintenance, professional services and training. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.

        Maintenance and support services include telephone support, return and repair services, and unspecified rights to product upgrades and enhancements, and are recognized ratably over the term of the service period, which is generally 12 months. Maintenance and support revenue generally is deferred until the related product has been accepted and all other revenue recognition criteria have been met. Professional services and training revenue is recognized as the related service is performed.

        Our products and services are distributed indirectly through distribution partners and directly through our sales force. Revenue arrangements with distribution partners are recognized when the above criteria are met and only when we receive evidence that the distribution partner has an order from an end-user customer. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for product returns and related allowances.

Stock-Based Compensation

        On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based-Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock-Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        SFAS No. 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, we adopted SFAS No. 123(R) starting in its fiscal first quarter of 2006, which began on January 1, 2006.

        SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, the we will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method. In accordance with the requirements of SFAS No. 123(R), we will not present pro forma disclosures for periods prior to the adoption of SFAS No. 123(R) as the estimated fair value of our stock options granted through December 31, 2005 was determined using the minimum value method.

        Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), we will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

        As there was no public market for our common stock as of September 30, 2006, we determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 11.25% in the first nine months of 2006 in determining the expense recorded in the accompanying consolidated statement of operations.

        Prior to the adoption of SFAS No. 123(R), we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), which allowed companies to apply the existing accounting rules under APB No. 25.  Pursuant to APB No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method.  Under the intrinsic-value method, compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted.

        In connection with the preparation for the initial public offering of the our common stock, we reassessed the valuations of its common stock during 2005 and 2006, in light of the AICPA’s Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. As a result, we reassessed the fair value of our common stock as of December 14, 2005, December 23, 2005, February 7, 2006 and March 15, 2006.

        Based on these reassessments, we are required to recognize compensation expense of $821,000 to reflect the difference between the reassessed fair value of the our common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006.  The compensation expense will be recognized over the vesting schedule of the awards. As a result of these reassessments, we recognized compensation expense of approximately $150,000 during the three and nine months ended September 30, 2006 to reflect the difference between the reassessed fair value of our stock and the grant price for the stock-based awards granted. The compensation expense will continue to be recognized over the vesting schedule of the awards.

        Including stock-based compensation expense related to the reassessment of the fair value of our common stock, for the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of approximately $263,000 and $409,000, in connection with stock-based payment awards, respectively. As of September 30, 2006, there was $3.9 million of unrecognized compensation expense related to non-vested stock option awards, that is expected to be recognized over a weighted-average period of 3.71 years.

Allowance for Doubtful Accounts

        We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of September 30, 2006, the allowance for doubtful accounts was $531,000.

Inventory

        We recognize inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is written down to estimated realizable value based on historical usage and expected demand. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technical obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in the cost of revenue in the period the revision is made. To date, we have not been required to revise any of our assumptions or estimates used in determining our inventory valuations.

        When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria required by SOP 97-2, we also defer the related inventory costs for the delivered items.

Product Warranties

        Substantially all of our products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of hardware or software covered by this warranty, we must repair or replace the hardware or software or, if those remedies are insufficient, provide a refund. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under maintenance contracts but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. We periodically assess the adequacy of the warranty allowance and adjust the amount as necessary. To date, we have not been required to revise any of our assumptions or estimates used in determining our warranty allowance. If the historical data we use to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional warranty reserves may be required.

        Some of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain performance obligations. We have not incurred any such penalties to date.

Research and Development Expense for Software Products

        Research and development expense includes costs incurred to develop intellectual property. The costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We have determined that technological feasibility is established at the time a working model of software is completed. Because we believe our current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Income Taxes

        We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

        As of December 31, 2005, we had U.S. federal net operating loss carry forwards for income tax purposes of $20.1 million that expire beginning in 2020 and state net operating loss carry forwards of $20.1 million that expire beginning in the period from 2006 through 2010. We also had U.S. federal research and development tax credits of $831,000 that expire beginning in 2021 and state research and development credits of $719,000 that expire beginning in 2015. The Internal Revenue Code contains provisions that limit the net operating losses and tax credit carry forwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests, as defined.

        During the nine months ended September 30, 2006, we recorded a provision for U.S. federal alternative minimum taxes and utilized a portion of our net operating loss carryforwards to offset the taxable income for that period.

        Due to the uncertainty surrounding the realization of our remaining deferred tax assets through future taxable income, we provided a full valuation allowance and no benefit was recognized for the remaining net operating loss and other deferred tax assets. Accordingly, deferred tax asset valuation allowances were established as of December 31, 2005 and September 30, 2006 to reflect these uncertainties. However, we expect that we will utilize substantially all of our net operating loss carryforwards to offset our net income for the twelve months ended December 31, 2006.

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2006

Revenue

	Three Months Ended September 30,
	2005		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$5,329	79%	$18,784	84%	$13,455	252%
Maintenance, support and service revenue	1,439	21	3,511	16	2,072	144

Total revenue	$6,768	100%	$22,295	100%	$15,527	229%

Revenue by Geography:
United States and Canada	$3,632	54%	$11,996	54%	$8,364	230%
International	3,136	46	10,299	46	7,163	228

Total revenue	$6,768	100%	$22,295	100%	$15,527	229%

Revenue by Sales Channel:
Direct	$2,950	43%	$9,994	45%	$7,044	239%
Indirect	3,818	57	12,301	55	8,483	222

Total revenue	$6,768	100%	$22,295	100%	$15,527	229%

        The $13.5 million increase in product revenue was a result of an increase in the number of systems sold in the three months ended September 30, 2006, which reflected the growth in the worldwide market for our products.  This growth was realized through both our United States and Canadian customers and international customers, as well as through our direct and indirect sales channels. Direct product revenues increased $6.2 million, of which $6.1 million was attributable to United States and Canadian customers and $100,000 was attributable to international customers. Indirect product revenues increased $7.3 million, of which $1.2 million was attributable to United States and Canadian customers and $6.1 million was attributable to international customers. We intend to continue to provide our sales fulfillment indirectly through our distribution partners. An increase in the average selling price of our systems due to changes in our product software configuration mix also contributed to the increase in product revenue for this period. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

       The $2.1 million increase in maintenance, support and service revenue was attributable primarily to the $1.7 million increase in maintenance and support fees associated with the growth in our installed product base and, to a lesser extent, the $402,000 increase in installation and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2005		2006		Period-to-Period Change
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$1,979	37%	$3,831	20%	$1,852	94%
Maintenance, support and service	250	17	719	20	469	188

Total cost of revenue	$2,229	33%	$4,550	20%	$2,321	104%

Gross Profit:
Product	$3,350	63%	$14,953	80%	$11,603	346%
Maintenance, support and service	1,189	83	2,792	80	1,603	135

Total gross profit	$4,539	67%	$17,745	80%	$13,206	291%

        The $1.9 million increase in product cost of revenue was attributable to the increase in the number of systems sold during the three months ended September 30, 2006.

        The $469,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead associated with increases in support and training personnel.

        Product gross margin increased by 17 percentage points, as a result of both reduced per system costs paid to our third party manufacturer and an increase in the average selling price of our systems as a result of the changes in product configuration mix reflecting systems sales with a higher software content. The reduced cost per system paid to our contract manufacturer was attributable to the ability of our contract manufacturer to purchase components at a lower cost due to the increase in the volume of orders placed with our contract manufacturers as well as labor and overhead efficiencies realized as a result of increased manufacturing volume. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

        Gross margin on maintenance, support and service revenue decreased by 3 percentage points as a result of an increase in maintenance, support and service costs without a corresponding increase in revenues. We  expect this trend to continue, because we will need to increase the number of professional services employees in order to meet the requirements of our expanding customer base.

        We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit on product revenue and gross profit on maintenance, support and service revenue each will increase, but that the related gross margins will decline slightly for the foreseeable future.

Operating Expenses

	Three Months Ended September 30,
	2005		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$4,003	59%	$6,019	27%	$2,016	50%
Research and development	2,370	35	3,413	16	1,043	44
General and administrative	752	11	1,601	7	849	113

Total operating expenses	$7,125	105%	$11,033	50%	$3,908	55%

        Of the $2.0 million increase in sales and marketing expense, (a) $1.4 million was attributable to higher salaries, commissions and benefits associated with a 50% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $107,000 was attributable to the effect of stock-based compensation expense and (c) the balance was primarily attributable to increased expenses associated with expanded marketing programs, including trade shows and overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share, and to increase as a percentage of total revenue over the foreseeable future.

        Of the $1.0 million increase in research and development expense, $907,000 was attributable to higher salaries and benefits associated with a 49% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected an increase in depreciation expense of $228,000 associated with our investment in equipment to support new product development and an increase of $109,000 attributable to the effect of stock-based compensation expense. These factors were offset in part by a reduction in payments to suppliers for design and consulting services, which reflected our decision to bring certain development activities in-house, as well as the timing of projects. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and to increase as a percentage of total revenue for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of revenue in the long term.

        Of the $849,000 increase in general and administrative expense, $380,000 was attributable primarily to higher salaries and benefits related to an 82% increase in general and administrative headcount, and $99,000 was attributable  to increased legal and other outside services.  The increase in general and administrative expense also reflected  an increase of $31,000 attributable to the effect of stock-based compensation expense. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Three Months Ended September 30,
	2005		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$(2,586)	(38)%	$6,712	30%	$9,298	*
Interest income, net	105	1	429	2	324	309%
Other expense	(20)	0	(10)	0	10	50

Income before provision for income taxes	$(2,501)	(37)%	$7,131	32%	$9,632	*

*                    Not meaningful.

        The $9.3 million increase in income from operations resulted from a $13.2 million increase in gross profit, offset in part by a $3.9 million increase in total operating expenses.

        Interest income, net consisted of interest income generated from the investment of our cash balances. The increase in interest income reflected both higher average cash balances during the three months ended September 30, 2006 provided by operating activities, and higher interest rates during the period.

        Other expense consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges.

Provision for Income Taxes

        For the three months ended September 30, 2006, we recorded a provision for income taxes in the amount of $318,000 relating to U.S. federal alternative minimum taxes and income taxes for our foreign subsidiaries, which represented 4% of income before provision for income taxes for the period. No provision for income taxes was recorded for the comparable period in 2005 as the amounts were not material. In addition, for the three months ended September 30, 2006, we recorded a reduction in the valuation allowance related to our deferred tax assets of $3.5 million as a result of the utilization of net operating loss carryforwards in the United States. However, due to the uncertainty surrounding our future ability to utilize the remaining net operating loss carryforwards, we continued to maintain a full valuation allowance against the balance of our deferred tax assets as of September 30, 2006.

Comparison of Nine Months Ended September 30, 2005 and 2006

Revenue

	Nine Months Ended September 30,
	2005		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$19,949	85%	$51,971	86%	$32,022	161%
Maintenance, support and service revenue	3,496	15	8,404	14	4,908	140

Total revenue	$23,445	100%	$60,375	100%	$36,930	158%

Revenue by Geography:
United States and Canada	$12,946	55%	$36,674	61%	$23,728	183%
International	10,499	45	23,701	39	13,202	126

Total revenue	$23,445	100%	$60,375	100%	$36,930	158%

Revenue by Sales Channel:
Direct	$11,242	48%	$31,756	53%	$20,514	182%
Indirect	12,203	52	28,619	47	16,416	134

Total revenue	$23,445	100%	$60,375	100%	$36,930	158%

The $32.0 million increase in product revenue was a result of an increase in the number of systems sold in the nine months ended September 30, 2006, which reflected the growth in the worldwide market for our products. We generated increased product revenue in the United States and Canada and internationally and through both direct and indirect sales channels. An increase in the average selling price of our systems due to changes in our product software configuration mix also contributed to the increase in product revenue for this period. Direct product revenues increased $18.0 million, of which $17.1 million was attributable to United States and Canadian customers and $900,000 was attributable to international customers. Indirect product revenues increased $14.0 million, of which $3.8 million was attributable to United States and Canadian customers and $10.2 million was attributable to international customers. We intend to continue to provide our sales fulfillment indirectly through our distribution partners.

        The $4.9 million increase in maintenance, support and service revenue was attributable primarily to the $3.7 million increase in maintenance and support fees associated with the growth in our installed product base and the $1.2 million increase in installation and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2005		2006
		Percentage		Percentage	Period-to-Period
		of Related		of Related	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$5,815	29%	$10,625	20%	$4,810	83%
Maintenance, support and service	974	28	2,017	24	1,043	107
Total cost of revenue	$6,789	29%	$12,642	21%	$5,853	86%

Gross Profit:
Product	$14,134	71%	$41,346	80%	$27,212	193%
Maintenance, support and service	2,522	72	6,387	76	3,865	153
Total gross profit	$16,656	71%	$47,733	79%	$31,077	187%

        The $4.8 million increase in product cost of revenue was attributable to the increase in the number of systems sold during the nine months ended September 30, 2006.

        Of the $1.0 million increase in cost of maintenance, support and service revenue, $773,000 was due to higher salaries, benefits and overhead associated with increases in support and training personnel.

        Product gross margin increased by 9 percentage points, reflecting the increase in the average selling price of our systems as a result of the changes in product configuration mix reflecting systems sales with a higher software content as noted above, as well as reduced costs per system paid to our contract manufacturer. The reduced cost per system paid to our contract manufacturer was attributable to the ability of our contract manufacturer to purchase components at a lower cost due to the increase in the volume of orders placed with our contract manufacturers as well as labor and overhead efficiencies realized as a result of increased manufacturing volume. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

        Gross margin on maintenance, support and service revenue increased by 4 percentage points as a result of an  increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs.

Operating Expenses

	Nine Months Ended September 30,
	2005		2006
		Percentage		Percentage	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$10,534	45%	$16,465	28%	$5,931	56%
Research and development	6,461	28	9,190	15	2,729	42
General and administrative	2,345	10	4,298	7	1,953	83

Total operating expenses.	$19,340	83%	$29,953	50%	$10,613	55%

        Of the $5.9 million increase in sales and marketing expense (a) $4.0 million was attributable to higher salaries, commissions and benefits associated with a 50% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis (b) $819,000  was attributable to an increase in travel expense resulting from the growth in the number of sales personnel, (c) $181,000 was attributable to the effect of stock-based compensation expense and (d) the balance was primarily attributable to increased expenses associated with expanded marketing programs, including trade shows. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share, and to increase as a percentage of total revenue over the foreseeable future.

        Of the $2.7 million increase in research and development expense, $2.4 million was attributable to higher salaries and benefits associated with a 49% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected an increase in depreciation expense of $522,000 associated with our investment in equipment to support new product development and an increase of $158,000 attributable to the effect of stock-based compensation expense. These factors were offset in part by a reduction in payments to suppliers for design and consulting services in the amount of $299,000, which reflected our decision to bring certain development activities in-house as well as the timing of projects. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and to increase as a percentage of total revenue for the foreseeable future.

        Of the $2.0 million increase in general and administrative expense, (a) $795,000 was attributable to higher salaries and benefits related to an 82% increase in general and administrative headcount, (b) $331,000 was attributable to increased legal, accounting and professional fees, (c) $284,000 was attributable to an increase in facilities costs, including rent, utilities and depreciation expense, associated with the overall increase in our employee headcount. The increase in general and administrative expense also reflected an increase of $41,000 attributable to the effect of stock-based compensation expense. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Nine Months Ended September 30,
	2005		2006
		Percentage		Percentage	Period-to-Period
		of total		of total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$(2,684)	(12)%	$17,780	29%	$20,464	*
Interest income, net	293	1	942	2	649	222%
Other expense	(27)	0	(32)	0	(5)	*
Income before provision for income taxes	$(2,418)	(11)%	$18,690	31%	$21,108	*

* Not meaningful.

        The $20.5 million increase in income from operations resulted from a $31.1 million increase in gross profit, offset in part by a $10.6 million increase in total operating expenses.

        Interest income, net consisted of interest income generated from the investment of our cash balances. The increase in interest income reflected both higher average cash balances during the nine months ended September 30, 2006 provided by operating activities, and higher interest rates during the period.

        Other expense primarily consisted of foreign currency translation adjustments of our foreign subsidiaries.

Provision for Income Taxes

        For the nine months ended September 30, 2006, we recorded a provision for income taxes in the amount of $627,000 relating to U.S. federal alternative minimum taxes and income taxes for our foreign subsidiaries, which represented 3% of income before provision for income taxes for the period. No provision for income taxes was recorded for the comparable period in 2005 as the amounts were not material. In addition, for the nine months ended September 30, 2006, we recorded a reduction in the valuation allowance related to our deferred tax assets of $7.7 million as a result of the utilization of net operating loss carryforwards in the United States. However, due to the uncertainty surrounding our future ability to utilize the remaining net operating loss carryforwards, we continued to maintain a full valuation allowance against the balance of our deferred tax assets as of September 30, 2006.

Liquidity and Capital Resources

Resources

         Since 2005, we have funded our operations principally with cash provided by operations, which was driven by growth in revenue.

	As of and for the Year Ended December 31, 2005	As of and for the Nine Months Ended September 30, 2006
	(in thousands)
Cash and cash equivalents	$15,369	$32,836
Accounts receivable, net	6,959	9,388
Working capital	13,783	28,059
Cash provided by operating activities	2,326	22,839
Cash (used in) provided by financing activities	(86)	174

        Cash and cash equivalents.    Our cash and cash equivalents at September 30, 2006 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $432,000 at December 31, 2005 and $479,000 at September 30, 2006, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters facilities in Burlington, Massachusetts, our office facility in Madrid, Spain and our former headquarters in Woburn, Massachusetts.

        Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 50 days at December 31, 2005 and 38 days at September 30, 2006. The relatively low DSO at September 30, 2006 reflected an unusually high level of payments received from customers prior to the time revenue could be recognized on these transactions.

        Operating activities.    Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, the provision for bad debts, stock-based compensation expenses, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2006 was $22.8 million and consisted of $18.1 million of net income, $2.5 million of depreciation and amortization, and $1.8 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $3.8 million increase in deferred revenue. This increase was primarily attributable to an increase in deferred revenue from our support service contracts, which will be recognized as revenue over the twelve-month term of the support service period. Cash provided by working capital and other activities also reflected a $1.2 million increase in accounts payable and accrued expenses offset in part by a $2.6 million increase in accounts receivable, reflecting an overall increase in business activity.

        Equity financing activities.   We received proceeds from the exercise of common stock options in the amount $174,000 during the nine months ended September 30, 2006.  Subsequent to September 30, 2006, we completed an initial public offering (IPO) of common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or approximately $83.7 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.2 million.

        Credit facility borrowings.    We previously maintained an equipment line of credit facility with a commercial bank under which we made borrowings of $1.8 million in 2001 and 2002. This equipment line of credit expired in 2003 and was converted into a term loan which was repaid in 2005. Additionally, during  2005 we maintained two lines of credit with a commercial bank in the amount of $2.0 million. We did not draw against these lines of credit and they expired unused in

July 2005. Based on information currently available to us, we believe that we will be able to enter into such an arrangement with a commercial bank on terms acceptable to us in the event we subsequently determine that such an arrangement is necessary or desirable to provide us with additional working capital.

        We believe our existing cash and cash equivalents, our cash flow from operating activities, and the net proceeds of our IPO will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, cash flow from operating activities, and net proceeds of our IPO are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

Requirements

        Capital expenditures.    We have made capital expenditures primarily for evaluation systems for customer sales opportunities and equipment to support product development, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.8 million  in the nine months ended September 30, 2006. We expect to spend an additional $1.4 million in capital expenditures in the remainder of fiscal 2006, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.

        Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters facilities  in Burlington, Massachusetts and our office facilities in Madrid Spain. The following table sets forth our commitments to settle contractual obligations in cash after September 30, 2006:

	Balance 2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Operating leases as of September 30, 2006	$302	$1,216	$1,271	$1,324	$740	$4,853

        Off-Balance-Sheet Arrangements

        As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of September 30, 2006, our foreign exchange exposure would have fluctuated by less than $10,000.

Interest Rate Risk

        At September 30, 2006, we had unrestricted cash and cash equivalents totaling $32.8 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.    Controls and Procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

     We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. The software and communications infrastructure industries are characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Item 1A.                 Risk Factors.

Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business

If the market for SBCs does not develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

        We derive, and expect to continue to derive, all of our revenue from providing SBCs. The market for SBCs is relatively new and still evolving, and it is uncertain whether these products will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of interactive communications service providers to continue to implement SBCs.

        Some service providers may be reluctant or unwilling to implement SBCs for a number of reasons, including failure to perceive the need for improved quality and security of interactive communications across IP borders and lack of knowledge about the potential benefits that SBCs may provide. Even if service providers recognize the need for improved quality and security of interactive communications across IP borders, they may not select SBCs such as ours because they choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our SBCs.

        If service providers do not perceive the benefits of SBCs, the SBC market may not continue to develop or may develop more slowly than we expect, either of which would significantly adversely affect our revenue and profitability. Because the market for SBCs is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which could harm our operating results.

We have incurred operating losses in the past and may not be able to achieve or sustain profitability in the future.

        We have incurred significant losses in each fiscal year since inception, which included net losses of $7.5 million in 2003, $7.0 million in 2004 and $35,000 in 2005. As a result of ongoing operating losses, we had an accumulated deficit of $10.2 million at September 30, 2006. We expect to continue to incur significant sales and marketing, product development, administrative, and other expenses. We have only a limited operating history on which you can base your evaluation of our business, including our ability to increase our revenue. We commenced operations in August 2000 and began recognizing revenue in 2003. We will need to generate significant revenue to maintain profitability, and we cannot be sure that we will remain profitable for any substantial period of time. If we are unable to remain profitable, the market price of our common stock will probably fall.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

        If our quarterly revenue, earnings or other operating results fall below the expectations of securities analysts or investors, the price of our common stock could fall substantially. Our operating results can vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Generally, a service providers’ purchases of communications equipment have been unpredictable and clustered, rather than steady and predictable, as service providers frequently build out and update their communications networks in stages. In addition, the following factors, among others, can contribute to the unpredictability of our operating results:

•                  fluctuations in demand for our products, and the timing and size of customer orders;

•                  the length and variability of the sales and deployment cycles for our products, and the corresponding timing of recognizing revenue;

•                  new product introductions and enhancements by our competitors and us;

•                  changes in our pricing policies or the pricing policies of our competitors;

•                  changes in our third-party manufacturing costs or in the prices of components and materials used in our products;

•                  our ability to develop, introduce and deploy new products and product enhancements that meet customer requirements in a timely manner;

•                  our ability to obtain sufficient supplies of limited source components or materials;

•                  our ability to attain and maintain production volumes and quality levels for our products; and

•                  general economic conditions, as well as those specific to the communications, networking and related industries.

        As with other communications equipment suppliers, we may recognize a substantial portion of our revenue in a given quarter from sales booked and shipped in the last month of that quarter. As a result, a delay in customer orders is likely to result in a delay in shipments and recognition of revenue beyond the end of a given quarter. Since a relatively small number of customers may account for a substantial portion of our revenue in any quarter, any such delay in an order from a customer could have a material adverse effect on our revenue for that quarter.

        Our operating expenses are largely based on our anticipated organizational and revenue growth. Most of our expenses, such as employee compensation, are relatively fixed in the short term. As a result, any shortfall in revenue in relation to our expectations, whether for the reasons set forth above, the reasons identified below or any other reason, could cause significant changes in our operating results from quarter to quarter and could result in increased quarterly losses.

        We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results will be below the expectations of securities analysts and investors. In this event, the price of our common stock may decrease substantially.

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

        We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may account for a significant percentage of our revenue. For example, four customers accounted for 51% of our total revenue in 2005 and two customers accounted for 32% of our total revenue for the nine months ended September 30, 2006. Additionally, we do not have and we do not enter into long-term purchase contracts with our customers, and have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them, would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

Our revenue growth may be constrained by our product concentration and lack of revenue diversification.

        We have derived all of our revenue to date from sales of our SBCs, and we expect that our SBCs will account for substantially all of our total revenue for the foreseeable future. Continued market acceptance of these products is critical to our future success. As a result, our business, operating results, financial condition and cash flows could be adversely affected by:

•                  any decline in demand for our existing products;

•                  the failure of our existing products to achieve continued market acceptance;

•                  the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our existing products;

•                  technological innovations or new standards that our existing products do not address; and

•                  our inability to release enhanced versions of our existing products on a timely basis.

The long and variable sales and deployment cycles for our products may cause our operating results to vary materially, which could result in a significant unexpected revenue shortfall in any given quarter.

        Our products have lengthy sales cycles, which typically extend from six to twelve months and may take up to two years. A customer’s decision to purchase our products often involves a significant commitment of its resources and a product evaluation and qualification process that can vary significantly in length. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and the type of network in which our product will be utilized. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale.

        Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely among customers. The length of a customer’s deployment period may directly affect the timing of any subsequent purchase of additional products by that customer.

        As a result of the lengthy and uncertain sales and deployment cycles for our products, it is difficult for us to predict the quarter in which our customers may purchase additional products or features from us, and our operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.

Our revenue growth will be limited if we are unable to continue to sell our products to large interactive communications service providers.

        Our future success depends in part on our ability to sell our products to large interactive communications service providers operating complex networks that serve large numbers of subscribers and transport high volumes of traffic. The communications industry historically has been dominated by a relatively small number of service providers. While deregulation and other market forces have led to an increasing number of service providers in recent years, large service providers continue to constitute a significant portion of the market for communications equipment. If we fail to sell additional SBCs to our large customers or to expand our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers, our revenue growth will be limited.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that could result in increased cost of sales and decreased revenues and could adversely affect our operating results.

        Many of our customers are large interactive communications service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features and require penalties for performance obligations, such as delivery, outages and response time. As we seek to sell more products to large service providers, we may be required to agree to additional performance-based terms and conditions, which may affect the timing of revenue recognition and may adversely affect our operating results.

Future interpretations of existing accounting standards could adversely affect our operating results.

        Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

        For example, we recognize our product software license revenue in accordance with AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition , and related amendments and interpretations contained in SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the future we may have to defer recognition for license fees due to several factors, including whether a transaction involves:

•                  software arrangements that include undelivered elements for which we do not have vendor specific objective evidence of fair value;

•                  requirements that we deliver services for significant enhancements and modifications to customize our software for a particular customer; or

•                  material acceptance criteria.

        Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we sometimes accept terms and conditions that do not permit revenue recognition at the time of delivery.

        In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and are recognizing compensation costs on a straight-line basis over our awards’ vesting periods. We adopted SFAS No. 123(R) on January 1, 2006, and in the first nine months of fiscal 2006 recognized stock-based compensation expense of $409,000.

If the migration to an IP network architecture for real-time interactive communications does not continue, the SBC market may not expand as predicted, and our ability to obtain new customers may decrease and our revenue will decrease.

        We derive our revenue by providing SBCs to interactive communications service providers seeking to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers’ networks to a single IP network architecture. The migration of voice traffic from the PSTN to IP networks is in its early stages, and the continued migration to IP networks depends on a number of factors outside of our control. Among other things, existing networks include switches and other equipment that may have estimated useful lives of twenty or more years and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products, such as ours, that are designed to migrate interactive communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, the SBC market may not expand as predicted, if at all, and we will not be able to gain new customers. In addition, even if there is a successful migration to an IP network for interactive communications, new unforseen technologies may render the SBC unnecessary. As a result, our sales and revenues will decrease and our operating results will be harmed.

If functionality similar to that offered by our SBCs is added to existing network infrastructure elements, organizations may decide against adding our SBCs to their network which would cause the market for standalone SBC systems to decrease resulting in fewer customers for and decreased sales of standalone SBC systems.

        Other providers of network infrastructure elements are offering or proposing to offer functionality aimed at addressing the problems addressed by our products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our products in infrastructure elements that are already generally accepted as necessary components of network architecture may cause the market not to grow as predicted, which would have an adverse effect on our ability to market and sell certain of our products. Furthermore, even if the functionality offered by other network infrastructure elements is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding additional equipment from an additional vendor, which could also have a material adverse effect on the market for standalone SBC systems. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure elements, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only a single line of products and may have fewer financial resources than some of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, the market for our products may prove smaller than predicted and our business, operating results and financial condition will be adversely affected.

The market for SBCs is competitive and continually evolving, and if we are not able to compete effectively, we may not be able to continue to expand our business as expected and our business may suffer.

        Although relatively new, the market for SBCs is competitive and continually evolving. We expect competition to persist and intensify in the future as the SBC market grows and new and existing competitors devote considerable resources to introducing and enhancing products. Our primary competitors generally consist of start-up vendors, such as Newport Networks and NexTone, and more established network equipment and component companies, such as Ditech Networks, through its acquisition of Jasomi, Juniper Networks, through its acquisition of Kagoor, and AudioCodes, through its acquisition of Netrake. In addition, we compete with some of the companies with which we have distribution partnerships, such as Sonus Networks. We compete on the basis of customer traction and experience in interactive communications service provider networks, breadth of applications and standards support, depth of border control features, demonstrated ability of products to interoperate with key communications infrastructure elements, comprehensive service support, and price.

        Networking and telecommunications equipment suppliers without competitive solutions today, such as Cisco Systems, may introduce solutions in the future, either through internal development or acquisition. These additional competitors may include some of our distribution partners. Any new entrant would be likely to devote significant sales and marketing resources to establish its position in the SBC market and may be willing to price its products at a discount or bundle its products with other equipment or services in an attempt to rapidly gain market share. New product introductions or new market entrants could cause service providers to delay purchase decisions or reopen bidding processes. If new product enhancements and introductions are superior to ours, and we are unable to make comparable enhancements to our products, our competitive advantage would be compromised and the condition of our business would be harmed.

        We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Our competitors may have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. These competitors may be in a position to respond more quickly than we do to new or emerging technologies or changes in customer requirements or may foresee the course of market developments more accurately than we do. As a result, we may experience price reductions for our products, order cancellations and increased expenses. Accordingly, our business may not grow as expected and our business may suffer.

If we do not timely deliver new and enhanced products that respond to customer requirements and technological changes, interactive communications service providers may not buy our products and our revenue may decline.

        To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to, customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. For example, our most recent introduction of a new product, the Net-Net 9000 Series, may not adequately respond to new customer demands, and, therefore, demand for our products may decrease or may fail to increase to the extent contemplated by our business plan. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be harmed, and we may lose current and prospective customers.

        The market for SBCs is characterized by rapid technological change, frequent new product introductions and evolving industry requirements. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements. The introduction of new products by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete. If our products become technologically obsolete, customers may purchase solutions from our competitors and we may be unable to sell our products in the marketplace and generate revenue.

If our products do not interoperate with our customers’ existing networks, the demand for our products will decrease and our operating results will be harmed.

        Our products must interface with our customers’ existing networks, each of which may have different specifications. An unanticipated lack of interoperability may result in significant support and repair costs and harm our relations with customers. If our products do not interoperate with those of our customers’ networks, installations could be delayed or orders for our products could be cancelled, which would result in losses of revenue and customers that could significantly impair our business and operating results.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

        At September 30, 2006, we had approximately 30 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue. Revenue derived through distribution partners accounted for 52% of our total revenue in 2005 and 47% of our total revenue in the nine months ended September 30, 2006. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase SBCs from our competitors rather than from us. Under our contracts with our distribution partners, our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and other delivery terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

        Moreover, if we are unable to leverage our sales and support resources through our distribution partner relationships, we may need to hire and train additional qualified sales and engineering personnel. We cannot assure you, however, that we will be able to hire additional qualified sales and engineering personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales and engineering personnel, we will incur additional costs and our operating results, including our gross margin, may be adversely affected.

Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our revenue generated in foreign countries, and our overall operating results.

        We have employees in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, Malaysia, Mexico, Peru, Russia, Spain and the United Kingdom. In the coming years, we may find that the success of our business may depend, in part, on our ability to expand further into international markets. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

•                  our ability to comply with differing technical standards and certification requirements outside North America;

•                  difficulties and costs of staffing and managing foreign operations;

•                  greater difficulty collecting accounts receivable and longer payment cycles;

•                  unexpected changes in regulatory requirements;

•                  reduced protection for intellectual property rights in some countries;

•                  new and different sources of competition;

•                  fluctuations in currency exchange rates;

•                  adverse tax consequences; and

•                  political and economic instability and terrorism.

Because we derive all of our revenue from interactive communications service providers, our operating results will suffer if the interactive communications industry experiences an economic downturn.

        We derive all of our revenue from the communications industry. Our future success depends upon the continued demand for communications equipment by interactive communications service providers. The communications industry is cyclical and reactive to general economic conditions. In the recent past, worldwide economic downturns, pricing pressures and deregulation have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have been causing delays and reductions in capital and operating expenditures by many interactive communications service providers. These delays and reductions, in turn, have been reducing demand for communications products like ours. A continuation or subsequent recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in the communications industry, could harm our operating results in the future.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

        We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our founders, Andrew D. Ory, who is also our President and Chief Executive Officer, and Patrick MeLampy, who is also our Chief Technology Officer. Neither of these officers is a party to an employment agreement with us, and either of them therefore may terminate employment with us at any time with no advance notice. The replacement of either of these two officers likely would involve significant time and costs, and the loss of either of these officers may significantly delay or prevent the achievement of our business objectives.

        We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. For example, our competitors may be able attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and service our products at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and as a result, our ability to compete effectively in the SBC market would decrease, our operating results would suffer and our revenues would decrease.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to public company compliance initiatives. If we are unable to absorb these increased costs or maintain management focus on development and sales of our product offerings and services, we may not be able to achieve our business plan.

        As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, have imposed a variety of new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance, and we will be required to incur substantial costs to maintain the same or similar coverage.

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

        The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

        We significantly expanded our operations in 2005 and the first nine months of 2006. For example, during the period from December 31, 2004 through September 30, 2006, we increased the number of our employees and full-time independent contractors by 131%, from 104 to 240, and we opened new sales offices in Japan and Spain. In addition, our total operating expenses for the year ended December 31, 2005 increased by 58% as compared to the fiscal year ended December 31, 2004, and for the nine months ended September 30, 2006 were 55% higher than for the nine months ended September 30, 2005. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

        We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations.

Our ability to compete and the success of our business could be jeopardized if we are unable to protect our intellectual property adequately.

        Our success depends to a degree upon the protection of our software, hardware designs and other proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, distribution partners, consultants and customers to protect our intellectual property rights. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, it might be able to manufacture similarly designed and equipped SBCs at a reduced cost, which would result in a decrease in demand for our products. Furthermore, we have adopted a strategy of seeking limited patent protection both in the United States and in foreign countries with respect to the technologies used in or relating to our products. Others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. In addition, if we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive, even if we were to prevail.

Claims by other parties that we infringe upon their proprietary technology could force us to redesign our products or to incur significant costs.

        We may become involved in litigation as a result of allegations that we infringe upon intellectual property rights of others. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves, and possibly our customers, distribution partners or contract manufacturers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•                  stop selling, incorporating or using our products that use the challenged intellectual property;

•                  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•                  redesign those products that use any allegedly infringing technology; or

•                  refund deposits and other amounts.

Any lawsuits regarding intellectual property rights, regardless of their success, could be time-consuming, could be expensive to resolve, and would divert our management’s time and attention.

Compliance with regulations and standards applicable to our products may be time consuming, difficult and costly, and if we fail to comply, our product sales will decrease.

        In order to achieve and maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories.

        As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this will increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. User uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes could have a material adverse effect on our business, financial condition and operating results.

Regulations affecting IP networks could reduce demand for our products.

        Laws and regulations governing the Internet and electronic commerce are emerging but remain largely unsettled, even in the areas where there has been some legislative action. Regulations may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products, either of which could restrict our business or increase our cost of doing business. Government regulatory policies are likely to continue to have a major impact on the pricing of existing and new network services and, therefore, are expected to affect demand for those services and the communications products, including our products, supporting those services.

        Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations affecting IP networks could materially adversely affect the market for our products. In addition, the convergence of the PSTN and IP networks could become subject to governmental regulation, including the imposition of access fees or other tariffs, that adversely affects the market for services and equipment, including our products, for interactive communications across IP networks. User uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products or address any regulatory changes could have a material adverse effect on our business, financial condition or operating results.

We are subject to environmental and occupational health and safety regulations that may increase our costs of operations or limit our activities.

        We are subject to environmental and occupational health and safety regulations relating to matters such as reductions in the use of harmful substances, comprehensive risk management in manufacturing activities and final products, the use of lead-free soldering, and the recycling of products and packaging materials. The European Parliament and the Counsel of the European Union have published directives on waste electrical and electronic equipment and on the restriction of the use of certain hazardous substances in electrical and electronic equipment. These directives generally require electronics producers to bear the cost of collection, treatment, recovery and safe disposal of past and future products from end-users and to ensure that new electrical and electronic equipment does not contain specified hazardous substances. While the cost of these directives to us cannot be determined before regulations are adopted in individual member states of the European Union, it may be substantial and may divert resources, which could detract from our ability to develop new products. We may not be able to comply in all cases with applicable environmental and other regulations, and if we do not, we may incur remediation costs or we may not be able to offer our products for sale in certain countries, which could adversely affect our results.

Because our products are sophisticated and designed to be deployed in complex environments, they may have errors or defects that we find only after deployment, which could result in a loss of customers and adversely affect our reputation, future sales and operating results.

        Products as complex as ours may contain undetected errors that result in product failures. Our products can be fully tested only when deployed in large networks with high volumes of traffic. Our customers may discover errors or defects in the software or hardware, or the products may not operate as expected. If we are unable to fix errors or other performance problems identified after deployment of our products, we could experience:

•                  a loss of, or delay in, revenue;

•                  a loss of customers and market share;

•                  a failure to attract new customers or achieve market acceptance for our products;

•                  increased service, support and warranty costs and a diversion of development resources; and

•                  costly and time-consuming legal actions by our customers and injury to our reputation.

Any of these results could have a material adverse effect on our business and operating results.

Our dependence on outside contractors for critical manufacturing services could result in product delivery delays, damage our customer relations and adversely affect our operating results.

        We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 4000 series of products and a portion of our Net-Net 9000 series of products to Jabil Circuit, Inc. Tyco Electronics manufactures a portion of our Net-Net 9000 series. We recently provided initial purchase orders to Benchmark Electronics for the manufacture of our Net-Net 4000 series products. We do not have a written agreement with any of these manufacturers. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other delivery terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules. In addition, we cannot be certain or provide any assurance that our manufacturers will accept all of our purchase orders, or any of them, and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications. Moreover, the introduction of Tyco Electronics or other new manufacturers may increase the variance in the quality of our products.

Certain component parts used in the manufacture of our products are sourced from single or limited sources. If our contract manufacturers are unable to obtain these components on a timely basis, we will not be able to meet our customers’ product delivery requirements, which could harm our reputation and adversely affect our operating results.

        Certain key components used in the manufacture of our products are sourced from single or, in some cases, limited sources. For example, the third parties that we hire to manufacture our products, or contract manufacturers, purchase through electronics distributors various types of network processors, traffic managers, microprocessors and network search engines. Specifically, Applied Micro Circuits Corporation, Broadcom Corporation, Freescale Semiconductor, Inc. and Integrated Device Technology, Inc., are presently the sole sources for these particular components.  We do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. We have entered into arrangements under which electronics distributors have agreed to establish and maintain at least three months’ inventory of certain key components, and, at the request of our contract manufacturers, to supply all or a portion of the key components held pursuant to this arrangement to our contract manufacturers for use in the manufacture of our products. Our contractual arrangements with the electronics distributors do not provide for these electronics distributors to enter into any contract with any component manufacturer to guarantee the supply of these key components. Our contract manufacturers provide forecasts to the electronics distributors of our contract manufacturers’ requirements of the key components. These electronics distributors use the forecasts to source these key components from time to time, to the extent that the key components are available from the applicable component manufacturers, with the objective of maintaining at all times at least three months’ supply of the key components available for delivery to our contract manufacturers. When our contract manufacturers require certain key components for use in the manufacture of our products, we direct them to issue purchase orders to the applicable electronics distributor and, if the applicable electronics distributor has the requested quantities of these key components available, it will accept the purchase order issued by our contract manufacturers and supply the quantities of the key components covered by the purchase order. Despite these arrangements, we cannot be certain or provide any assurance that the component manufacturers will accept all of the purchase orders, or any of them, issued by the electronics distributors and agree to supply any or all of the quantities requested. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months’ supply of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of the key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers’ requirements. Additionally, if our contract manufacturers underestimate our component requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. Also our suppliers may:

•                  enter into exclusive arrangements with our competitors;

•                  be acquired by our competitors;

•                  stop selling their products or components to us at commercially reasonable prices;

•                  refuse to sell their products or components to us at any price; or

•                  be unable to obtain or have difficulty obtaining components for their products from their suppliers.

        If our supply of any key components is disrupted, we may be unable to deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, injury to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and we may experience difficulties or delays in the manufacturing of our products. For example, we have customized some of our hardware products to accommodate the design of some key components, and the loss of the sole supplier of a key customized component could require that we redesign related components to accommodate replacement components. Any failure to meet our customers’ delivery requirements could harm our reputation and decrease our revenue.

Product liability claims related to our customers’ networks could result in substantial costs.

        Our products are critical to the business operations of our customers. If one of our products fails, interactive communications service provider may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any product liability claims, whether or not successful, could seriously damage our reputation and our business.

We may undertake acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

        Our business and our customer base have been built through organic growth. While we do not have any present plans to acquire businesses, technologies or services, we may enter into such arrangements in the future in order to expand our capabilities, enter new markets, or increase our market share. We do not have any experience making significant acquisitions. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

We may need additional capital in the future, which may not be available to us, and if it is available, may dilute your ownership of our common stock.

        We may need to raise additional funds through public or private debt or equity financings in order to:

•                  fund ongoing operations;

•                  take advantage of opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses;

•                  develop new products; or

•                  respond to competitive pressures.

        Any additional capital raised through the sale of equity may dilute your percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.

Risks Relating Ownership of Our Common Stock

The price of our common stock may be volatile.

Prior to October 13, 2006, there was no public trading market for our common stock. The trading market for our common stock is therefore immature, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause investors to lose part or all of the value of any investment in shares of our common stock.

The following factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly:

•                  loss of any of our major customers;

•                  departure of key personnel;

•                  variations in our quarterly operating results;

•                  announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•                  changes in governmental regulations and standards affecting our business and our products, including implementation of additional regulations relating to IP network communications;

•                  decreases in financial estimates or recommendations by equity research analysts;

•                  sales of common stock or other securities by us in the future;

•                  decreases in market valuations of communications equipment companies; and

•                  fluctuations in stock market prices and volumes.

In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors could cause the market price of our stock to decline, and investors may lose some or all of the value of their investment.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

        The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. Substantially all of our stockholders prior to the initial public offering are subject to lock-up agreements with the underwriters that restrict their ability to transfer their stock until at least April 2006. Upon expiration of the lock-up agreements, an additional 45,232,962 shares of our common stock will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse and our stockholders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

        In addition, the holders of an aggregate of 26,961,039 shares of our common stock as of September 30, 2006 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered the issuance of all shares of common stock that we have issued and may issue under our employee option and purchase plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance, subject to lock-up agreements.

        Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Insiders continue to have substantial control over Acme Packet and could delay or prevent a change in corporate control.

        Our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 79% of our outstanding shares of common stock based on the number of shares outstanding as of September 30, 2006. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, even though such transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by:

• delaying, deferring or preventing a change in control of our company;

• impeding a merger, amalgamation, consolidation, takeover or other business combination involving our company; or

• discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Our corporate documents and Delaware law will make a takeover of our company more difficult, which may limit the market price of our common stock.

        Our restated charter and bylaws and Section 203 of the Delaware General Corporation Law will contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some provisions in our restated charter and bylaws may deter third parties from acquiring us, which may limit the market price of our common stock and may not be in the best interests of our stockholders. These include:

•                  a classified board of directors;

•                  the ability of the board of directors to issue undesignated shares without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the board;

•                  limitations on the removal of directors; and

•                  advance notice requirements for election to the board and for proposing matters that can be acted upon at stockholder meetings.

If our earlier involvement in and hyperlinking to four articles previously posted on our website, or any other publicity regarding our company or this offering during the waiting period associated with our initial public offer were held to violate Section 5 of the Securities Act, we could be required to repurchase shares sold in the initial public offering.

        We participated in and hyperlinked to a June 7, 2006 NewTelephony.com article entitled “Acme Packet’s Ory on Preparing to Go Public” and an August 2006 TIA PulseOnline Member Spotlight about our company, and we hyperlinked to a June 5, 2006 NetworkingPipeline.com blog article entitled “A VoIP IPO That Actually Makes Sense,” and a June 6, 2006 Datamonitor.com article entitled “SBC Vendor Acme Seeks $85m in IPO.”

        These articles included information regarding the initial public offering and our company. The NewTelephony.com article included quotes from Andrew D. Ory, our President and Chief Executive Officer, regarding the initial public offering and our reasons for conducting the offering and the TIA PulseOnline member spotlight included quotes from Mr. Ory regarding the development of our company and our business strategy. Neither the NetworkingPipeline.com blog entry nor the Datamonitor.com article included any quotes from us or our employees, but both provided information and commentary on this offering. While these articles included some of the factual statements about us disclosed in this prospectus, they presented these statements in isolation, did not disclose many of the related risks and uncertainties described in this prospectus and provided commentary expressing the authors’ opinions of our company and the initial public offering. Notwithstanding our earlier hyperlinking to the articles the commentary expressed therein reflected the opinions of the authors and should not be attributed to us.

        It is uncertain whether our involvement or our participation in publicity related activities could be held to violate Section 5 of the Securities Act. If so, we could be required to repurchase the shares sold to purchasers in this offering at the original $9.50 purchase price, plus interest, for a period of one year following the date of the violation. We would contest vigorously any claim that such a violation of the Securities Act had occurred.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        a) Sales of Unregistered Securities

During the quarter ended September 30, 2006, we granted stock options to purchase an aggregate of 430,000 shares of common stock to our employees under our the 2000 Equity Incentive Plan at exercise prices ranging from $4.50 to $5.50 per share. The options granted are typically exercisable over a four year period and 50% of unvested options will vest upon certain circumstances follow a change of control of the Company. During this period, we also issued an aggregate of 116,297 shares of common stock to employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $44,000 . The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.

Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32,190,359 shares of common stock.

(b) Use of Proceeds from Public Offering of Common Stock

In October 2006, we completed an IPO of common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or approximately $83.7 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.2 million. None of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Item 3.    Defaults Upon Senior Securities.

         None

Item 4.    Submission of Matters to a Vote of Security Holders.

On September 19, 2006, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment and restatement of our Certificate of Incorporation to implement certain corporate governance requirements and increases to our authorized capital stock that was to become (and later became) effective prior to the closing of our IPO, (2) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO, (3) the amendment of our 2000 Equity Incentive Plan, and (4) the adoption of our 2006 Equity Incentive Plan and 2006 Director Option. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.  Written consents from stockholders holding an aggregate of 36,502,131 shares of our capital stock voting in favor of all of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 12,205,359 shares of our capital stock entitled to vote on such matters.

Item 5.    Other Information.

         None

Item 6.    Exhibits.

The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683)).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683)).
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC (Registrant)

	By:	/s/ Andrew D. Ory
Date: November 22, 2006		Andrew D. Ory Chief Executive Officer and President (Principal Executive Officer)

Date: November 22, 2006	By:	/s/ Keith Seidman
Keith Seidman Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)