Form 10-K
period 2006-12-31
ACME PACKET INC
filed 2007-03-16
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(781) 328-4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐  No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant (19,217,882 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on October 13, 2006, which was the first business day on which the registrant’s common stock was publicly traded, was $305,756,503. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

58,648,031 shares of the registrant’s common stock were outstanding as of March 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006.  Portions of such Proxy Statement are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21 E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report may include statements about:

•       our ability to attract and retain customers;

•       our financial performance;

•       our development activities;

•       our position in the session border controller market;

•       the benefits of our products, services, or programs;

•       the advantages of our technology as compared to that of others;

•       our ability to establish and maintain intellectual property rights;

•       our ability to retain and hire necessary employees and appropriately staff our operations; and

•       our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, difficulties in attracting and retaining customers, difficulties in meeting customer needs through our development activities, difficulties leveraging market opportunities, poor product sales, long sales cycles, difficulties in developing new products, difficulties in our relationships with vendors and partners, risks associated with international operations, difficulty in managing rapid growth and increased competition, and those factors we discuss in this Annual Report under the caption “Risk Factors” and the risks discussed in our other SEC filings. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report other than as required by law. You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. These risk factors are not exhaustive and other sections of this Annual Report may include additional factors which could adversely impact our business and financial performance.

PART I

Item 1.   Business

Overview

Acme Packet is the leading provider of session border controllers, or SBCs, that enable interactive communications service providers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where Internet Protocol networks connect, known as network borders. Interactive communications service providers, which we refer to generally as service providers, include cable service providers, wireline and mobile wireless telecommunications service providers, information service providers and data transport service providers. The Internet Protocol, or IP, is a standardized method of transmitting information, such as interactive communications, from one device, such as a personal computer, server, IP telephone and personal digital advisor, to another device over any type of physical private or public network, including the Internet. Our Net-Net products, which consist of our hardware and proprietary software, serve as a central element in unifying the separate IP networks that comprise wireline, wireless and cable networks. Interactive communications service providers can use our products to create a premium service tier that delivers next-generation interactive communications services, such as Voice over IP, or VoIP, with the same quality assurance and security as they historically have offered for voice services over their legacy telephone networks.

SBCs are deployed at the borders between IP networks, such as between two service providers or between a service provider and its business, residential or mobile customers as more fully described below in the sections entitled “Industry Background,” “The Need for a New IP Element,” “Our Solution” and “Our Technology.” SBCs are the only network element currently capable of integrating the control of signaling messages and media flows. This capability complements the roles and functionality of routers, softswitches and data firewalls that operate within the same network. Our Net-Net products support a broad range of communications applications at multiple network border points, providing key control functions in the areas of security, service reach maximization, service level agreement assurance, revenue and profit protection and regulatory compliance, while also supporting next-generation service architectures such as IP Multimedia Subsystem, or IMS. IMS provides a blueprint for building a network capable of delivering IP-based voice, video and multimedia services to subscribers.

We began shipping our Net-Net products in 2002. Since that time, over 360 interactive communications service providers in 75 countries have purchased our products.

We sell our products and support services through approximately 30 distribution partners and our direct sales force. Our distribution partners include many of the largest networking and telecommunications equipment vendors throughout the world.

We were founded in 2000 under the name Primary Networks, Inc. and changed our name to Acme Packet, Inc. in January 2001. Our principal executive offices are located at 71 Third Avenue, Burlington, MA 01803. Our telephone number is (781) 328-4400. Our website address is www.acmepacket.com. Through a link on the Investor Relations section of our Website, we make available the following filings after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act. All such filings are available free of charge.

Industry Background

Since the advent of the Internet, interactive communications service providers have delivered voice and data services separately over the Public Switched Telephone Network, or PSTN, and the Internet. The

PSTN, also known as the voice or traditional telephone network, was created decades ago to provide seamless, reliable and secure global voice communications services. Users are accustomed to the high reliability and security of the PSTN, and have high confidence in utilizing it to share personal information and engage in activities such as banking and commerce. The PSTN is limited, however, in its ability to support high bandwidth video and other interactive multimedia services.

The Internet is a collection of IP networks that provides global reach for a broad range of information services such as e-mail, web browsing, electronic commerce and research. IP is a data-oriented protocol which provides communicable unique global addressing among computers. Internet service quality, while adequate for these types of information services, can vary significantly depending upon, among other factors, available bandwidth, how busy a particular web site may be, how many people are using the network at a particular time and the activity being performed. Although the Internet is capable of cost-effectively transmitting any form of traffic that is IP-based, including interactive voice, video and data, it transmits only on a best-efforts basis, because all forms of traffic have the same priority. The Internet, therefore, attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. In addition, Internet communications, unlike those over the PSTN, are subject to disruptive and fraudulent behavior, including identity theft, viruses, unwanted and excessively large input data known as SPAM, unauthorized use, and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking. Although Internet users have adopted many security measures to protect themselves, their networks and their websites, these measures currently are not adequate to provide highly secure, real-time interactive communications.

Evolution to a Converged IP Network

In recent years, interactive communications service providers have experienced a significant decrease in wireline voice revenue due to the competition from voice over IP, or VoIP, and mobile voice services. VoIP technology allows the routing of voice conversations over the Internet. This phenomenon has challenged service providers’ business models, causing a decline in profitability and a significant reduction in capital expenditure budgets. Interactive service providers are focusing their efforts on introducing new revenue-generating opportunities, while rationalizing capital and network operations costs.

IP networks can be designed and operated more cost-effectively than the PSTN. In addition, IP networks are capable of delivering converged voice, video and data service packages to businesses and consumers. Service providers are seeking to provide these next-generation services to enhance their profitability by generating incremental revenue and by reducing subscriber turnover. However, managing two distinct networks—the PSTN and an IP network—is not a viable economic alternative. As a result, service providers are beginning to migrate to a single IP network architecture to serve as the foundation for their next-generation service offerings. In order to successfully transition to a single IP network, however, service providers must maintain the same reliability and security that have for decades exemplified their delivery of voice services.

Challenges of IP Networks in Delivering Session-Based Communications

IP networks were designed initially to provide reliable delivery of data services such as file downloads and web site traffic that are not sensitive to latency, or time delay. If data packets are lost or misdirected, an IP network exhibits tremendous resiliency in re-transmitting and eventually executing the desired user request, which generally is an acceptable result for these types of data services. However, IP networks historically have not been capable of guaranteeing real-time, secure delivery of high quality sessions-based communications such as interactive voice and video.

A session is a communications interaction that has a defined beginning and end, and is effective only when transmitted in real-time without latency or delays. In order to enable a session-based communication, a service provider must be able to control the session from its origination point to its defined end point. No single service provider’s IP network extends far enough to enable that level of control, however, and the Internet lacks the fundamental quality of service and security mechanisms necessary to consistently deliver the security and quality of real- time multimedia communications that consumers and businesses require. In order to gain the trust of consumer and business customers, service providers must be able to assure secure and high quality interactive communications across multiple customer networks, access networks and other service provider networks.

The Need for a New IP Network Element

Managing session-based communications

In order to provide secure and high quality interactive communications, IP networks must be able to manage and integrate the communication flows that comprise a session. Each session includes three sets of bidirectional communication flows:

•       Session signaling messages, which are used to initiate, modify or terminate a session;

•       Media streams, which are data packets containing the actual media being exchanged; and

•       Media control messages, which are used to compile information used to report on quality of service levels.

A session is initiated using signaling messages. These messages establish a virtual connection between the participants’ personal computers, IP phones or other IP devices. In addition, they negotiate the IP addresses used for the session’s media streams and control messages as well as the algorithms, referred to as codecs, used to digitize analog voice and video. Various codecs are required for voice and video, and they involve trade-offs between quality and bandwidth efficiency. Once the call is initiated, media streams and control messages flow in both directions between participants. Signaling messages also are used to transfer a call, place a call on hold and terminate a session.

The management of session-based communications is complicated by the following characteristics of today’s IP networks:

•       The identities of the participants are difficult to ascertain and security needs are complex.

•       The number of session signaling protocols, codecs and related standards continues to grow.

•       Addressing schemes are not consistent or compatible across networks.

•       Bandwidth and signaling element resources are finite.

•       Interactive communications service provider business models and regulatory compliance requirements continue to evolve and require network flexibility.

Additionally, unlike typical data communications, not all session-based communications can be treated with the same priority. For example, a 911 call or a high quality enterprise video conference should take priority over a person calling into a reality TV program.

Limitations of Existing Network Elements

Successful session-based communications require tight integration between signaling and media control. However, existing network elements such as softswitches, routers and data firewalls do not provide the control functions required for session-based communications.

•       Softswitches, including Session Initiation Protocol, or SIP, servers, H.323 gatekeepers and Media Gateway Control Protocol, or MGCP, call agents, process only signaling messages while performing a variety of signaling-based functions, such as subscriber registration, authentication, authorization and session routing based upon telephone numbers or SIP addresses. Softswitches currently do not provide functions relating to, for example, media control for interactive communication sessions or protection against signaling-based denial of service and distributed denial of service, or DoS/DDoS, attacks. DoS/DDoS attacks prevent network equipment from receiving legitimate network traffic by overloading network equipment with unrequested information.

•       Routers make simple routing decisions for IP packets based upon IP addresses. Routers do not participate in call signaling, and therefore, are unable to recognize the multiple individual data packets that comprise a single voice call or multi-media session. Without signaling intelligence, routers currently are unable to perform key border control functions such as softswitch overload prevention or call routing based upon quality and cost requirements. Routers may use a number of quality of service technologies, such as Multi-Protocol Label Switching or MPLS, Differentiated Services or DiffServ, and Resource Reservation Protocol or RSVP, to provide preferential treatment to certain IP packets. However, routers using these technologies are currently incapable of classifying all the communications flows associated with a single voice call and handling those communications flows correctly as a single entity. Without the ability to identify the multiple individual packets that compromise a session, control call signaling, or understand the access link capacity and utilization, the router is unable to make any call admission or rejection decisions. As a result, the router will continue to send packets along a path even though the session should have been rejected because the quality was insufficient for the requested session. When this overloading of a path occurs, not only is the quality of the session associated with that packet insufficient to support the session, but other sessions using that same path also will suffer degradation.

•       Data firewalls are the most common security element in IP networks. Firewalls work by allowing into the network only traffic that has been requested from inside the network and by presenting a single IP address for all of the personal computers, phones and other devices behind it. The firewall effectively blocks session-based communications because it does not allow incoming calls from unknown endpoints. Furthermore, firewalls are not capable of identifying and protecting against service overloads or DoS/DDoS attacks on other signaling elements such as the softswitch.

Our Solution

We provide a new category of network equipment called the session border controller, or SBC, to enable interactive communications service providers to offer secure and high quality interactive communications across multiple IP networks, including the separate IP networks that comprise wireline, wireless and cable networks. Prior to the advent of the SBC, IP network infrastructure equipment, such as softswitches, routers and data firewalls, were able to initiate and route undifferentiated data, but lacked the ability to target specifically the management of interactive communications sessions. The development of the SBC, unlike many emerging networking products, was not catalyzed by standards bodies, but rather by the pragmatic needs of service providers.

To date, SBCs have been deployed around the world principally to deliver VoIP services, or the routing of voice conversations over the Internet. We believe that there is a significant demand for SBCs that can assure delivery of secure and high quality real-time interactive communications across all IP network borders. Infonetics Research, a market research and consulting firm specializing in data networking and telecommunications, projects that worldwide revenue for SBCs will increase from $143 million in 2006 to $592 million in 2010.

SBCs are deployed at the borders of IP networks, such as between two service providers, referred to as an interconnect border, between a service provider and its business, residential or mobile customers, referred to as access-backbone borders, or between a carrier’s network and its data center, referred to as a data center border. SBCs act as the source and destination for all signaling messages and media streams entering and exiting the provider’s network. To that end, SBCs complement rather than replace softswitches, data firewalls or routers. At all borders, SBCs sit in front of softswitches and make call acceptance or rejection decisions. This function protects the softswitch from both malicious signaling attacks initiated by hackers and non-malicious overloads as well as ensures calls are only accepted when adequate network quality and softswitch resources are available. At many borders, SBCs sit alongside data firewalls. The data firewalls protect web and application servers and PCs from attacks while the SBC protects the softswitch. SBCs augment the simple and different packet-by-packet routing decisions routers make. Unlike routers that make simple and different routing decisions on a packet by packet basis, SBCs are able to classify these flows as a single interactive communication session and make more intelligent routing decisions to use the best path across the network to ensure secure, high quality communications.

•       Security. SBCs protect themselves, softswitches and other elements of the service delivery infrastructure, as well as customer networks, systems and relationships. They protect customer networks and session privacy, and provide DoS/DDoS protection from malicious attacks and non-malicious overloads.

•       Service reach maximization. SBCs extend the reach of offered services by maximizing the different types of networks and devices supported. Support is provided for enabling sessions to traverse existing data firewall and cross network translation, or NAT, devices, bridging private networks using overlapping IP addresses and virtual private networks, or VPNs, mediating between different signaling, transport and encryption protocols, converting between incompatible codecs, and translating signaling-layer telephone numbers, addresses and response codes.

•       Service level agreement assurance. SBCs play a critical role in assuring session capacity and quality. They perform admission control to ensure that both the network and service infrastructure has the capacity to support a session with high quality. SBCs also monitor and report actual session quality to determine compliance with performance specifications set forth in service level agreements between service providers and their customers.

•       Revenue and profit protection. SBCs can help service providers increase revenues and profits by protecting against both bandwidth and quality of service theft, by routing sessions to minimize costs, and by providing accounting and related mechanisms to maximize billable sessions.

•       Regulatory compliance. SBCs support compliance with government-mandated regulations worldwide, including emergency services such as E-9-1-1 and lawful intercept, which involves law enforcement agencies’ electronic surveillance of circuit and packet-mode communications as authorized by judicial or administrative order, such as the Communications Assistance for Law Enforcement Act, or CALEA.

Our SBCs utilize our proprietary technology to process session-based communications at network borders, and are designed to ensure that critical security and quality standards are met. Our key advantages include the following:

•       Significant experience in service provider deployments. We have significant experience in production deployments of SBCs by large interactive communications service providers, including deployments at 23 of the top 25 and 72 of the top 100 wireline, wireless and cable service providers in the world, based on 2006 revenues. Our product functionality and quality have continually improved based on the knowledge about network challenges and complexities that we have acquired through deployments with over 360 large and small wireline, wireless and cable providers across the globe.

•       Breadth of applications and standards support. Our products are capable of processing the most widely used real-time interactive voice, video and multimedia communications sessions at wireline, wireless and cable IP network borders. We support a broad range of IP signaling protocols, such as SIP, H.323 and MGCP/NCS, transport protocols, encryption protocols, codecs, and addressing methods.

•       Depth of border control features. We offer a deep set of session border control features for security, service reach maximization, service level agreement assurance, revenue and profit protection, and regulatory compliance. In addition, our flexible product architecture facilitates rapid adoption of new control features required by emerging services, applications, business models and regulatory requirements.

•       Responsive service and support. Our responsiveness to our customers’ and distribution partners’ new feature requirements and interoperability testing, as well as our commitment to swift problem resolution, has been critical in deployments of our products.

•       Carrier-class platform. Interactive communications service providers operate complex, mission-critical networks that require security protection; high degrees of reliability, availability and maintainability, scalable performance and capacity, space and power-saving hardware design; and comprehensive network management. Products or platforms that satisfy these requirements are known as carrier-class. We have designed our products to be carrier-class.

•       Proven interoperability. We have demonstrated the ability of our SBCs to interoperate with key products being deployed by major vendors for next-generation services, such as softswitches, application servers, media gateways, media servers, policy servers and other communications infrastructure elements.

We believe that these key advantages of our products and services, together with our deployment of our products in approximately 360 service provider networks, make Acme Packet the leading provider of SBCs.

Our Strategy

Our objective is to grow our market and technology leadership in the SBC market. Principal elements of our strategy include:

•       Continue to satisfy the evolving border requirements of large service providers. By continuing to work closely with Tier-1 and other large service providers as they deploy and scale their services, we are well-positioned to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality. Our experience has demonstrated that new services, applications, business models and regulatory requirements will drive the need for supporting new interfaces, protocols and control features. For example, in January 2006, we began delivering support for media using TCP, a transport protocol used for many real-time, interactive gaming applications.

•       Exploit new technologies to enhance product performance and scalability. Our purpose-built hardware platforms incorporate leading edge hardware and proprietary software technology. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs. For example, our Net-Net 9000 series can increase signaling performance by four to eight times over previously available levels and incorporates essential transcoding, or the ability to change data from one format to another.

•       Invest in quality and responsive support. Our professional services team, dedicated to product quality and responsive support, ensures that our customers successfully deploy our products and efficiently transition their subscribers to a converged IP network infrastructure. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•       Facilitate and promote service interconnects among our customers. We facilitate and encourage business relationships and interconnections among our customers to extend the reach of their services and, consequently, to increase the value of their services to their customers. We expect that these interconnections, in turn, will lead to increased demand for both our customers’ services and for our products.

•       Leverage distribution partnerships to enhance market penetration. We have approximately 30 distribution partners, which provide us with access to additional customers and increase our market penetration. As we invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, we expect the overall efficiency and effectiveness of these partnerships to increase, which will allow us to dedicate more of our resources to further penetrating the global market for our products and services.

•       Actively contribute to architecture and standards definition processes. As the result of our breadth and depth of experience with actual production deployments of SBCs, we are poised to contribute significantly to organizations developing standards and architectures for next-generation IP networks, such as the Internet Engineering Task Force, 3GPP, ETSI, ATIS, MultiService Forum and PacketCable. We believe that the evolution of these standards and architectures will increasingly be driven by the realities learned from the pragmatic needs of service providers, not by theories.

Our Technology

Our SBCs are designed specifically to make networks “session aware” by enabling them to recognize, manage and integrate the various communication flows that comprise a single session and then treat those media flows as a single session with the appropriate priority, security and routing among other different networks. Acme Packet Session Aware Networking, our technology architecture, enables the delivery of secure and high quality interactive communication sessions across IP network borders. Implemented by the tight integration of our Net-Net OS software and Net-Net hardware platforms, our technology combines five elements that make the network session aware:

•       session routing policy;

•       session signaling service;

•       session media control;

•       session monitoring and reporting; and

•       session security service.

Session Aware Networking is designed to enable these five elements to share information dynamically. The session routing policy element collects the information necessary to guide the session signaling service in the selection of the optimal route across multiple IP networks. The media control element moves voice packets in compliance with security, quality of service, bandwidth and regulatory requirements. The session monitoring and reporting element updates the routing policy element with information about actual signaling element load, bandwidth availability and route performance. The session security service element protects the SBC, service infrastructure, customer networks and sessions among customers’ subscribers.

We believe that the combination of these elements creates a comprehensive solution required to deliver secure and high quality interactive communications services across IP network borders.

Session routing policy.   This software-based element defines and collects the information needed to make routing and related decisions. Session routing policy includes the following:

•       Admission control, which determines whether session initiation requests should be accepted based upon signaling element availability and load, bandwidth availability and observed session quality;

•       Routing, which determines the next signaling element on the network based upon multiple metrics, including source, destination, service provider preference, prefix, cost, time-of-day and time-of-week;

•       Load balancing, which determines how sessions should be load balanced across multiple signaling elements on the network utilizing round-robin, hunt, least busy or proportional allocations;

•       Number translations, which specifies how telephone numbers should be manipulated when being forwarded; and

•       Call limiting, which limits number or rate of calls to prevent overloads from less valuable sources or destinations.

Session signaling service.   This software-based element supports a broad range of signaling protocols such as SIP, H.323, MGCP/NCS and H.248. Based on information received from the session routing policy element, the signaling service element selects the best path through the network for each session. It selects the next signaling element in the network, such as user devices, softswitches, gateways and application servers, that each session should visit. To initiate the session, this element signals the next device along the path. If no acceptable path is available, the signaling service rejects the initiation request. It performs network address and port translations for addresses exposed in the signaling messages for security and bridging incompatible networks, strips previous routing information to hide customers or suppliers and adds or strips codecs to ensure codec compatibility. It also determines if the media flows should be released peer-to-peer between endpoints or relayed through the media control element. For relayed sessions, it passes address information for the next signaling element in the path to the media control element. The signaling service also performs protocol repair and interworking by, for example, converting one protocol into another. Lastly, this element is able to track sessions for reporting and billing purposes.

Session media control.   Once the session is established, this hardware-based element controls the media flows that are not released peer-to-peer between endpoints. Media control performs network address and port translations for security and bridging incompatible networks. It relays media to support the ability to address the cross network address translation and firewall devices, applies quality of service markings such as DiffServ bits and virtual area network, or VLAN, tags, performs transcoding between codecs when needed, and polices bandwidth usage in order to prevent, for example, a 64-Kbps voice session from switching to 384-Kbps video without permission. Media control also can extract touch tones embedded in the media flows, replicate the media flows for lawful intercept when required, and detect and repair certain session faults based on limits for items such as call length and maximum idle time. For example, if a signaling message terminating a session is lost, the session media control element notices and terminates the errant connection, freeing resources for other use.

Session monitoring and reporting.   This element compiles signaling and media performance information on a per session basis. Media quality measurements may include objective network attributes, such as delay, jitter and packet loss, or subjective measurements using mean opinion score algorithms. Signaling performance information includes signaling element availability, load and call completion ratios. The reported information is used in fault and performance management and in service level agreement reporting, and is input to subsequent routing and admission control policy decisions.

Session security service.   This element exploits integrated hardware and software capabilities to secure the SBC, the service infrastructure and subscriber sessions with respect to signaling and media flows. Static and dynamic access control lists for signaling messages are enforced by the SBC’s network processing subsystem to protect the signaling processor from DoS/DDoS attack and overload. DoS/DDoS attacks prevent network equipment from receiving legitimate media flows by overloading the network equipment with unrequested information. To avoid such attacks, subscriber endpoints must earn trust through successful registrations or calls to gain trusted access. For media flows, an SBC acts as a media firewall, permitting access for authorized sessions and blocking other traffic. All internal bandwidth consumed by all signaling and media flows are policed in hardware for optimum scalability in DoS/DDoS protection.

DoS/DDoS attack prevention entails blocking all attacks and overloads at the SBC. Many of the session routing policies described above prevent signaling and media overloads on the service infrastructure from legitimate subscribers. A hardware-based encryption engine can ensure confidentiality of both signaling and media flows for subscriber sessions.

Our Products

Our Net-Net family of products consists of the Net-Net OS, 4000, 4000 PAC, 9000 and EMS. The brand name “Net-Net” reflects the role of these products in interconnecting IP networks for voice, video and multimedia services. Our Net-Net products serve as a central element in unifying the separate IP networks that comprise wireline, wireless and cable networks. Our products include our hardware platforms and proprietary software. They deliver high quality session border control functionality, performance, capacity, scalability, availability and manageability, while allowing interactive communications service providers to create a premium service tier of next-generation real-time, interactive communications.

Our hardware and software products are designed to work in conjunction with each other. Our Net-Net OS software platform will only operate on our Net-Net SBC hardware platforms and, accordingly, our Net-Net SBC hardware platforms will only operate with our embedded software installed. Customers can purchase our SBCs in either a standalone or high-availability configuration and can license our software in various configurations depending on customers’ requirements for session capacity, feature groups and protocols.

Acme Packet Net-Net OS

The Acme Packet Net-Net OS is our software platform. It operates on all of the Net-Net 4000 and 9000 series SBC hardware platforms. It offers rich border control functionality in terms of architectural flexibility, signaling protocol breadth, control feature depth, and carrier-class availability and manageability.

Net-Net OS supports all five required SBC control functions:

•       Security. Net-SAFE, our SBC security framework, protects the service delivery infrastructure and customer/subscriber networks, systems and relationships with support for SBC DoS/DDoS protection, access control, topology hiding, session privacy, virtual private network separation, service infrastructure DoS/DDoS prevention and fraud prevention.

•       Service reach maximization. Our SBCs extend the reach of offered services by maximizing the different types of networks and devices supported. Critical features include: NAT traversal, which is the ability to enable communication sessions to be carried over existing data firewall and NAT devices; bridging of private and public address spaces including VPNs, signaling, encryption and transport protocol interworking; transcoding; and number, address and response code translations.

•       Service level agreement assurance. Our SBCs support a number of features designed to guarantee session capacity and quality. These features include: admission control based upon signaling element load, bandwidth availability (including policy server interfaces) and observed quality of service; quality of service marking and mapping; and quality of service reporting.

•       Revenue and profit protection. Net-Net OS includes a number of features that help customers generate incremental revenues and protect against revenue leakage by service theft, including bandwidth policing, quality of service theft protection, accounting, session timers, routing and load balancing.

•       Regulatory compliance. Our SBCs support compliance with government-mandated regulations worldwide, including emergency services such as E-9-1-1 and lawful intercept such as CALEA in the United States.

Other Net-Net OS features include the following:

•       Multi-protocol support. Net-Net OS provides support for a broad range of signaling protocols for interworking, load balancing and routing, and decomposed SBC control.

•       High availability. Our high availability configurations protect against loss of service in the event of hardware or software failures. The checkpointing of media, signaling and configuration state is designed to ensure no loss of active calls, or support for new call requests.

•       Management. Our SBCs include support for a comprehensive collection of element management tools and operational support system interfaces.

•       SBC architectural flexibility. Our SBCs support different architectural models. They can be configured as an integrated solution with signaling service and media control (each of which is described above) supported on a single hardware platform or a decomposed solution with media control and signaling service supported on two separate hardware platforms. The choice of integrated or decomposed SBC solutions provides our distribution partners and customers with increased flexibility and scalability in implementing next-generation architectures. An integrated SBC solution offers more session border control functionality and simplifies the evaluation, deployment and on-going support of the product. A decomposed solution enables scaling the signaling and media control elements independently for optimum performance and capacity. Our products also support both subscriber access and service provider interconnect applications.

Acme Packet Net-Net SBC Platforms

The Acme Packet Net-Net 4000, 4000 PAC and 9000 hardware platforms address a broad range of interactive communications service provider requirements for performance, capacity and bandwidth. Each of these hardware platforms may be configured to support an SBC integrated with our proprietary software, although our hardware platforms are not designed to be used with software platforms from other SBC software providers. Our integrated SBCs include our hardware platform with our proprietary software, and customers may purchase our proprietary software separately to obtain new features or increase the capacity of their existing SBCs. We also offer decomposed SBCs with signaling service and media control (each of which is described above) supported on two separate hardware platforms. The choice of integrated or decomposed SBC solutions provides our distribution partners and customers with increased flexibility and scalability in implementing next-generation network architectures. An integrated SBC solution offers more session border control functionality and simplifies the evaluation, deployment, and on-going support of the product. A decomposed solution enables scaling the signaling and media control elements independently for optimum performance and capacity. Configurations supporting subscriber access in each case are available with and without IMS signaling control functionality to complement the IMS products offered by our distribution partners. Our SBC hardware platforms consist of:

•       Acme Packet Net-Net 4000, a carrier-class product that is the industry’s most widely deployed SBC, satisfies most border requirements for performance, capacity and availability.

•       Acme Packet Net-Net 4000 PAC, a highly scalable, full-featured SBC hardware platform, offers higher levels of SIP performance, availability and capacity than the Net-Net 4000. The Net-Net 4000 PAC is a rack of three to nine Net-Net 4000 units that perform as a single, fully integrated SBC.

•       Acme Packet Net-Net 9000, our next-generation SBC platform, offers our highest levels of performance, capacity and availability in a single SBC hardware platform. The Net-Net 9000 supports transcoding between a wide selection of wireline codecs and wireless codecs.

The following table outlines the differentiating features of our SBC hardware platforms:

	Net-Net 4000	Net-Net 4000 PAC	Net-Net 9000
Signaling performance (relative sessions/second)	1	2-8	4-8
Media capacity with quality of service reporting (number of sessions)	32,000	64,000-256,000	128,000
Transcoding capacity (number of sessions)	n/a	n/a	16,000
Network interfaces (number of active 1Gbps Ethernet)	4	8-32	8
High availability configuration	Inter-system	Inter-system	Intra- or inter-system
Size of high availability configuration (rack units)	2	6-18	7

Acme Packet Net-Net EMS

The Acme Packet Net-Net Element Management System, or Net-Net EMS, is a network element management application for our Net-Net family of SBCs. Net-Net EMS is designed to enable interactive communications service providers to rapidly deploy and easily manage single or multiple Net-Net SBCs. As a standalone management system, Net-Net EMS is designed to support all required configuration, fault, performance and security management functions through an easy-to-use, browser-based graphical user interface. Net-Net EMS can efficiently integrate into existing and next-generation operational support systems, through industry-standard interfaces.

General

Our SBCs support next-generation, converged fixed-mobile service architectures. They support both subscriber access and network interconnect border requirements in wireline, cable and wireless networks.

The pricing of our SBCs depends upon the hardware platform (4000 or 9000) and related options, the signaling protocols used (for, example, SIP or H.323), the number of active sessions, and the software feature group options.

Support and Services

We believe that the provision of a broad range of professional support services is an integral part of our business model. We offer services designed to deliver comprehensive support to our customers and distribution partners through every stage of our products’ deployment. Our services can be categorized as follows:

Professional Services.   Our professional services group provides pre-installation services, such as planning and consulting and network engineering and design, as well as installation and network integration services.

Technical Assistance Center.   From our headquarters in Burlington, Massachusetts, we operate a technical assistance center to provide our customers with post-installation services such as support and maintenance, informational services, and technical support services. We provide remote assistance to customers worldwide, including periodic updates to our software and product documentation. To respond to our customers’ needs, our technical assistance group is available 24 hours a day, 7 days a week and accessible by phone, by e-mail and, when required, on site.

Training.   We offer an array of training services to our customers, including, a five-day course about configuration and administrative basics and a three-day course about troubleshooting maintenance. We present these courses monthly at our headquarters, and we also can deliver customized versions of the courses at customer sites.

We had 63 employees dedicated to providing these services as of December 31, 2006. We believe our commitment to servicing our products and our customers provides us with a competitive advantage by helping us to retain customers and to identify new product opportunities.

Sales and Marketing

We market and sell our products and support services indirectly through our distribution partners and directly through our sales force. Our sales and marketing team consisted of 66 employees and full time contractors as of December 31, 2006.

Marketing and Product Management.   In addition to building brand awareness and broadly marketing our products, our marketing team actively supports our sales process and team and works to influence next-generation service architectures and interactive communications service provider requirements globally by actively contributing to industry-related standards organizations, conferences, trades shows, publications and analyst consulting services.

Direct Sales.   Our direct sales team, with assistance from marketing, sells directly to large, individual service providers worldwide. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain; and Tokyo, Japan. We also have sales and support personnel in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Israel, Italy, Korea, Malaysia, Mexico, Peru, Russia and the United Kingdom and throughout the United States.

Distribution Partners

We enter into non-exclusive distribution or reseller agreements with distribution partners around the globe to acquire new customers. These agreements typically have a duration of one to two years and provide for a full spectrum of sales and marketing services, implementation services, technical and training support, and warranty protection. They do not contain minimum sales requirements. We may seek to add distribution partners selectively, particularly in additional countries outside the United States, in order to complement or expand our business.

We follow a standard contracting process with our distribution partners. The first time a distribution partner places an order for any of our products, we enter into a master agreement that contains general terms and conditions applicable to all purchases of our products by the distribution partner. By entering into this type of distribution partner agreement with us, a distribution partner does not become obligated to order or purchase any fixed or minimum quantities of our products. Our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other applicable delivery terms that are applicable to these products. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from distribution partners have been insignificant to date.

Our sales fulfillment typically is provided through our distribution partners. While we may provide fulfillment services through our direct sales force from time to time at the request of a customer, we intend to continue to provide substantially all of our sales fulfillment through our distribution partners.

As of December 31, 2006, we had approximately 30 distribution partners and resellers. Our partners include many of the largest networking and telecommunications equipment vendors in the world, as well as regionally focused system and network integrators.

Customers

Our products and services have been sold to over 360 customers in 75 countries. These companies consist of legal entities that have either purchased products and services directly from us or have purchased our products through us or one of our distribution partners. Our customers include incumbent and competitive local exchange and long distance providers, international service providers, cable operators, Internet telephony service providers, voice application service providers, and wireless service providers. In addition to these many different service provider profiles, our customers reflect different services and applications, network types, business models and countries.

Revenue from customers located outside the United States and Canada represented 43% of our total revenue in 2006, 41% of our total revenue in 2005 and 50% of our total revenue in 2004 (of which revenues from customers in Italy and Japan represented 17% and 12% of total revenue, respectively). The following is a list of our customers who accounted for at least 10% of our net revenue for the applicable period indicated below:

Year Ended December 31,
2006	2005	2004
Sprint—16%	Sprint—14%	Italtel—15%
Siemens—11%	Lucent Technologies—14%	Alcatel—13%
	Time Warner Cable—12%	Nissho Electronics—11%
Alcatel—11%

We follow a standard contracting process with all of our direct customers. The first time a direct customer places an order for any of our products we enter a master agreement that contains general terms and conditions applicable to all purchases of our products by such direct customer. By entering into an end-user agreement with us, a direct customer does not become obligated to order or purchase any fixed or minimum quantities of our products. Our direct customers generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other applicable delivery terms that are applicable to products.

Research and Development

Continued investment in research and development is critical to our business. We have assembled a team of 85 engineers as of December 31, 2006, with expertise in various fields of communications and network infrastructure. Our research and development organization is responsible for designing, developing and enhancing our software products and hardware platforms, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party hardware and software products. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems. In addition, we have invested significant time and financial resources into the development of our Net-Net family of products, including our Net-Net OS software platform.

Research and development expense totaled $13.0 million for 2006, $8.7 million for 2005 and $5.6 million for 2004.

Manufacturing

We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 4000 series of products to Jabil Circuit, Inc. and Benchmark Electronics. We subcontract all of the manufacturing of our Net-Net 9000 series of products to Jabil Circuit, Inc. and TTM Technologies, Inc. We do not have a written agreement with any of these manufacturers. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other delivery terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules. In addition, we cannot be certain or provide any assurance that our manufacturers will accept all of our purchase orders, or any of them, and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications.

Although there are multiple sources for most of the component parts of our products, some of our network processors, traffic managers, microprocessors and network search engines are sourced from single or, in some cases, limited sources. For example, our contract manufacturers purchase through electronics distributors various types of network processors, traffic managers, microprocessors and network search engines from various component manufacturers, including Applied Micro Circuits Corporation, Broadcom Corporation, Freescale Semiconductor, Inc. and Integrated Device Technology, Inc., which are presently our contract manufacturers’ sole sources for these particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. We regularly monitor the supply of the component parts and the availability of alternative sources. Also, we have entered into arrangements with a few electronics distributors which require the electronics distributors to establish and maintain at least three months’ inventory of certain key components, and, at the request of our contract manufacturers, to supply all or a portion of the key components held pursuant to this arrangement to our contract manufacturers for use in the manufacture of our products. Our contractual arrangements with the electronics distributors do not provide for the electronics distributors to enter into any contract with any of these component manufacturers to guarantee the supply of these key components. Our contract manufacturers provide forecasts to the electronics distributors of our manufacturers’ requirements of these key components. These electronics distributors use the forecasts to source the key components from time to time, to the extent that these key components are available from the applicable component manufacturers, with the objective of maintaining at all times at least three months’ supply of these key components available for delivery to our contract manufacturers. When our contract manufacturers require certain key components for use in the manufacture of our products, we direct them to issue purchase orders to the applicable electronics distributor and, if the applicable electronics distributor has the requested quantities of these key components on hand, it will accept the purchase order issued by our contract manufacturers and supply the quantities of the key components covered by the purchase order. Despite these arrangements, we cannot be certain or provide any assurance that the applicable component manufacturers will accept all of the purchase orders, or any of them, issued by these electronics distributors and agree to supply any of the quantities of these components requested by these electronics distributors. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months’ inventory of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of these key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers’ requirements.

If our supply of any key component is disrupted, we may be unable to deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, injury to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and we may experience difficulties or delays in the manufacturing of our products.

Competition

The market for SBCs is competitive and continually evolving. While we believe we are currently the market leader, we expect competition to persist and intensify in the future as the SBC market grows and gains greater attention. We believe the following factors are the principal methods of competition in the SBC market:

•       customer traction and experience;

•       breadth of standards support;

•       depth of border control features;

•       proven interoperability and a carrier-class platform; and

•       competitive costs.

Our primary competitors generally consist of start-up vendors, such as Newport Networks and NexTone and more established network equipment and component companies, such as Ditech Networks, through its acquisition of Jasomi, Juniper Networks, through its acquisition of Kagoor and AudioCodes, through its acquisition of Netrake. We also compete with some of the companies with which we have distribution partnerships, such as Sonus Networks. We believe we compete successfully with all of these companies based upon our experience in interactive communications service provider networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service support. We also believe our products are priced competitively with other market offerings. As the SBC market opportunity grows, we expect competition from additional networking and telecommunications equipment suppliers, including other of our distribution partners. For example, Cisco Systems recently announced a new product for the SBC market.

Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

As of December 31, 2006, we have been issued seven U.S. patents, and one U.S. patent has been allowed. In addition, fourteen U.S. utility patent applications are pending, as well as counterparts pending in other jurisdictions around the world. Once a patent is “allowed” by the U.S. Patent Office, the patent will be issued upon the completion of certain administrative procedures. A U.S. provisional application can be filed with the U.S. Patent Office to establish a priority date for potentially inventive intellectual property. To patent the inventive intellectual property disclosed in a provisional filing, a U.S. utility patent application must be filed with the U.S. Patent Office referencing the U.S. provisional patent within one calendar year. One advantage of filing a provisional patent is the establishment of an earlier priority date which may have value during a patent infringement lawsuit. Our three registered trademarks in the United States are “Acme Packet,” “Net-Net” and “Acme Packet Session Aware Networking.”

In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws. We also incorporate a number of third party software programs into our Net-Net appliances pursuant to license agreements.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that literature we may be advised of by third parties in the future could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Claims by other parties that we infringe their proprietary technology could force us to redesign our products or to incur significant costs.”

We license our software pursuant to agreements that impose restrictions on customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

Employees

As of December 31, 2006, we had 247 employees and 5 full-time independent contractors, consisting of 61 employees and 5 full-time independent contractors engaged in sales and marketing, 85 employees in engineering, 63 employees in professional support services, 19 employees in manufacturing, and 19 employees in finance, administration and operations. A total of 49 of those employees and full-time independent contractors were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our current employee relations to be good.

ITEM 1A.   RISK FACTORS

Set forth below and elsewhere in this Annual Report and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

We have incurred operating losses in the past and may not be able to sustain profitability in the future.

We have incurred significant losses in several fiscal years since inception, which included net losses of $7.5 million in 2003, $7.0 million in 2004 and $35,000 in 2005. We expect to continue to incur significant sales and marketing, product development, administrative, and other expenses. We have only a limited operating history on which you can base your evaluation of our business, including our ability to increase our revenue. We commenced operations in August 2000 and began recognizing revenue in 2003. We will need to generate significant revenue to maintain profitability, and we cannot be sure that we will remain profitable for any substantial period of time. If we are unable to remain profitable, the market price of our common stock will probably fall.

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

We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may each account for 10% or more of our revenue. For example, four such customers accounted for 51% of our total revenue in 2005 and two such customers accounted for 27% of our total revenue in 2006. Additionally, we do not have and we do not enter into long-term purchase contracts with our customers, and have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them, would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

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

For example, we recognize our product software license revenue in accordance with AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition , and related amendments and interpretations contained in SOP 98-9,  Software Revenue Recognition with Respect to Certain Transactions . The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the future we may have to defer recognition for license fees due to several factors, including whether a transaction involves:

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

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and are recognizing compensation costs on a straight-line basis over our awards’ vesting periods. We adopted SFAS No. 123(R) on January 1, 2006, and in fiscal 2006 recognized stock-based compensation expense of $867,000.

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

To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to, customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. For example, our most recent product introduction, the Net-Net 9000 Series, may not adequately respond to new customer demands, and, therefore, demand for our products may decrease or may fail to increase to the extent contemplated by our business plan. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be harmed, and we may lose current and prospective customers.

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

As of December 31, 2006, we had approximately 30 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue. Revenue derived through distribution partners accounted for 52% of our total revenue in 2005 and 48% of our total revenue in 2006. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase SBCs from our competitors rather than from us. Under our contracts with our distribution partners, our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and other delivery terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

Moreover, if we are unable to leverage our sales and support resources through our distribution partner relationships, we may need to hire and train additional qualified sales and engineering personnel. We cannot be assured, however, that we will be able to hire additional qualified sales and engineering personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales and engineering personnel, we will incur additional costs and our operating results, including our gross margin, may be adversely affected.

Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our revenue generated in foreign countries, and our overall operating results.

We have employees in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, Malaysia, Mexico, Peru, Russia, South Africa, Spain and the United Kingdom. In the coming years, we may find that the success of our business may depend, in part, on our ability to expand further into international markets. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, have imposed a variety of new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations have made it more difficult and expensive for us to obtain director and officer liability insurance, and we have incurred substantial costs to maintain the same or similar coverage.

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

We significantly expanded our operations in 2005 and 2006. For example, during the period from December 31, 2004 through December 31, 2006, we increased the number of our employees and full-time independent contractors by 142%, from 104 to 252, and we opened new sales offices in Japan and Spain. In addition, our total operating expenses for the year ended December 31, 2005 increased by 58% as compared to the fiscal year ended December 31, 2004, and for the year ended December 31, 2006 were 59% higher than for the year ended December 31, 2005. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 4000 series of products to Jabil Circuit, Inc. and Benchmark Electronics. We subcontract all of the manufacturing of our Net-Net 9000 series of products to Jabil Circuit, Inc. and TTM Technologies, Inc. We do not have a written agreement with any of these manufacturers. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other delivery terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules. In addition, we cannot be certain or provide any assurance that our manufacturers will accept all of our purchase orders, or any of them, and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications.

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

•       develop new products; or

•       respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our existing stockholders. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.

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

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. Substantially all of our stockholders prior to the initial public offering are subject to lock-up agreements with the underwriters that restrict their ability to transfer their stock until at least April 2007. Upon expiration of the lock-up agreements, an additional 45,370,278 shares of our common stock will be eligible for sale in the public market. The market price of shares of our common stock may decrease significantly when the restrictions on resale by our existing stockholders lapse and our stockholders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

In addition, the holders of an aggregate of 26,961,039 shares of our common stock as of December 31, 2006 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered the issuance of all shares of common stock that we have issued and may issue under our employee option and purchase plans. Having registered the issuance of these shares, they can be freely sold in the public market upon issuance, subject to lock-up agreements.

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

Our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 62% of our outstanding shares of common stock based on the number of shares outstanding as of December 31, 2006. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, even though such transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by:

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

If our earlier involvement in and hyperlinking to four articles previously posted on our website, or any other publicity regarding our company or our initial public offering during the waiting period associated with the offering were held to violate Section 5 of the Securities Act, we could be required to repurchase shares sold in the initial public offering.

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

These articles included information regarding our initial public offering and our company. The NewTelephony.com article included quotes from Andrew D. Ory, our President and Chief Executive Officer, regarding the initial public offering and our reasons for conducting the offering and the TIA PulseOnline member spotlight included quotes from Mr. Ory regarding the development of our company and our business strategy. Neither the NetworkingPipeline.com blog entry nor the Datamonitor.com article included any quotes from us or our employees, but both provided information and commentary on our financial information. While these articles included some of the factual statements about us disclosed in our prospectus, they presented these statements in isolation, did not disclose many of the related risks and uncertainties described in the prospectus or this Annual Report and provided commentary expressing the authors’ opinions of our company and the initial public offering. Notwithstanding our earlier hyperlinking to the articles, the commentary expressed therein reflected the opinions of the authors and should not be attributed to us.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

We lease approximately 72,000 square feet of office space in Burlington, Massachusetts pursuant to leases that expire in June 2010. We also maintain sales offices in Madrid, Spain and Tokyo, Japan. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.                        Legal Proceedings

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been quoted on the Nasdaq Global Market under the symbol “APKT” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market.

	High	Low
Fourth Quarter 2006 (from October 13, 2006)	$21.97	$13.00
First Quarter 2007 (through March 13, 2007)	$21.43	$14.73

The last reported sale price for our common stock on the Nasdaq Global Market was $14.79 per share on March 13, 2007.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, and other factors the board deems relevant.

Stockholders

As of February 28, 2007, there were 196 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 13, 2006 (the date of our initial public offering) and December 29, 2006, with the cumulative total return of (i) the Nasdaq Telecommunications Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100,000 on October 13, 2006 in our common stock, the Nasdaq Telecommunications Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 13, 2006 of $15.91 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from FactSet Research Systems, Inc., a financial data provider and a source believed to be reliable. We are not responsible for any errors or omissions in such information.

Prior to October 13, 2006 there was no public market for our securities. As such, data for the period preceding October 13, 2006 is not presented on the graph below.

	10/13/2006	10/31/2006	11/30/2006	12/29/2006
Acme Packet	100.0	108.1	109.6	129.7
Nasdaq Composite Index	100.0	100.4	103.2	102.5
Nasdaq Telecommunications Index	100.0	97.9	105.2	106.5

Equity Compensation Information

For information regarding our equity compensation plans, see Note 6 of the notes to our consolidated financial statements included in this Annual Report.

Recent Sales of Unregistered Securities

(a)          Sales of Unregistered Securities

During the year ended December 31, 2006, we granted stock options to purchase an aggregate of 2,263,000 shares of common stock to our employees and directors under our 2000 and 2006 Equity Incentive Plans at exercise prices ranging from $1.10 to $18.36 per share. The options granted are typically exercisable over a four year period and 50% of the unvested options will vest upon certain circumstances following a change in control of the Company. During this period, we  issued an aggregate of 801,276 shares of common stock to employees  pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $213,000. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.

(b)          Use of Proceeds from Public Offering of Common Stock

In October 2006, we completed an initial public offering (“IPO”) of our common stock pursuant to a registration statement on Form S-1 (Registration No. 333-134683) which the SEC declared effective on October 12, 2006. In connection with the IPO, we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, and another additional 3.5 million shares of our common stock were sold by our selling stockholders. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock registered pursuant to the registration statement, including the shares sold by the selling shareholders, were sold at a price to the public of $9.50 per share. The managing underwriters were Goldman, Sachs & Co., JPMorgan, Credit Suisse and Think Equity Partners LLC.

We raised a total of $92.4 million in gross proceeds from the IPO, or approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. None of our net proceeds from the  IPO have been utilized to support business operations. Pending such application, we have invested the remaining net proceeds in money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                        Selected Consolidated Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes, and the other financial information included in this Annual Report.

We derived the consolidated financial data for the years ended December 31, 2004, 2005 and 2006 and as of December 31, 2005 and 2006 from our consolidated financial statements, which have been audited by Ernst & Young LLP, and are included elsewhere in this Annual Report. We derived the consolidated financial data for the years ended December 31, 2002 and 2003 and as of December 31, 2002, 2003, and 2004 from audited financial statements which are not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Product	$71,810	$31,080	$14,641	$3,038	$—
Maintenance, support and service	12,260	5,040	1,352	298	—
Total revenue	84,070	36,120	15,993	3,336	—
Cost of revenue:
Product	14,624	8,026	5,212	918	—
Maintenance, support and service	2,951	1,201	583	177	—
Total cost of revenue	17,575	9,227	5,795	1,095	—
Gross profit	66,495	26,893	10,198	2,241	—
Operating expenses:
Sales and marketing	23,759	14,969	8,558	3,480	2,373
Research and development	12,988	8,705	5,552	4,117	3,517
General and administrative	6,566	3,602	2,341	2,141	1,959
Lease abandonment	—	—	848	—	—
Total operating expenses	43,313	27,276	17,299	9,738	7,849
Income (loss) from operations	23,182	(383)	(7,101)	(7,497)	(7,849)
Total other income, net	2,239	348	144	33	17
Income (loss) before benefit from income taxes	25,421	(35)	(6,957)	(7,464)	(7,832)
Benefit from income taxes	(3,443)	—	—	—	—
Net income (loss)	$28,864	$(35)	$(6,957)	$(7,464)	$(7,832)
Net income (loss) per share applicable to common stockholders:
Basic(1)	$0.57	$0.00	$(0.47)	$(0.52)	$(0.55)
Diluted(1)	$0.50	$0.00	$(0.47)	$(0.52)	$(0.55)
Weighted average number of common shares used in net income (loss) per share calculation:
Basic(1)	50,437,801	15,240,890	14,732,597	14,380,027	14,121,414
Diluted(1)	57,418,796	15,240,890	14,732,597	14,380,027	14,121,414

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$118,714	$15,369	$16,748	$9,560	$6,820
Working capital	122,844	13,783	15,134	8,588	5,210
Total assets	153,923	30,399	25,902	12,427	8,928
Indebtedness	—	—	210	696	1,271
Convertible preferred stock	—	33	33	24	16
Total stockholders’ equity	130,937	17,723	17,634	9,997	6,380

(1)   For information regarding the computation of per share amounts, refer to note 2 of the notes to our consolidated financial statements, included in this Annual Report on Form 10-K.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Annual Report on Form 10-K, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual  Report on Form 10-K may include statements about:

•       our ability to attract and retain customers;

•       our financial performance;

•       our development activities;

•       our position in the session border controller market;

•       the benefits of our products, services, or programs;

•       the advantages of our technology as compared to that of others;

•       our ability to establish and maintain intellectual property rights;

•       our ability to retain and hire necessary employees and appropriately staff our operations; and

•       our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, difficulties in attracting and retaining customers, difficulties in meeting customer needs through our development activities, difficulties leveraging market opportunities, poor product sales, long sales cycles, difficulties developing new products, difficulties in our relationships with vendors and partners, risks associated with international operations, difficulty in managing rapid growth and increased competition,  and those factors we discuss in this Annual Report on Form 10K under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. These risk factors are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance.

Overview

Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across IP network borders. As of December 31, 2006, over 360 service providers in 75 countries have deployed our products. We sell our products and support services through our direct sales force and approximately 30 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

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

In October 2006, we completed an initial public offering (“IPO”) of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32.2 million shares of common stock.

Our fiscal year ends on December 31. Reference to 2006, for example, refers to the fiscal year ended December 31, 2006.

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

Cost of Revenue

Cost of product revenue primarily consists of payments to third party manufacturers for purchased materials and services, salaries and benefits related to personnel, provision for inventory obsolescence, and related overhead.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 104 employees and full-time independent contractors at December 31, 2004 to 252 employees and full-time independent contractors at December 31, 2006. We expect to continue to hire significant numbers of new employees to support our growth.

Sales and marketing expense consists primarily of (a) salaries and related personnel costs including stock-based compensation, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect absolute dollar increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to increase as a percentage of total revenue for the foreseeable future.

Research and development expense consists primarily of (a) salaries and related personnel costs including stock-based compensation, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, and (e) other related overhead. To date, all of our research and development expense has been expensed as incurred. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars and to increase as a percentage of total revenue for the foreseeable future. We anticipate that research and development expense will increase as a percentage of total revenue in the long term.

General and administrative expense consists primarily of (a) salaries and personnel costs related to our executive, finance, human resource and information technology organizations, including stock-based compensation (b) facilities expenses, (c) accounting and legal professional fees, and (d) other related overhead. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Stock-Based Compensation

Through December 31, 2005, cost of revenue and operating expenses include stock-based compensation expense to the extent the fair value of our common stock exceeded the exercise price of stock options granted to employees on the date of grant. Effective in the first quarter of fiscal 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of shared-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. We continue to evaluate the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. We currently expect that our adoption of SFAS No. 123(R) will adversely affect our operating results to some extent in future periods. For the year ended December 31, 2006, we recorded expense of $867,000 in connection with share-based payment awards. Based on options granted in 2006, a future expense of non-vested options of $6.9 million is expected to be recognized over a weighted-average period of 3.45 years. The adoption of SFAS No. 123(R) will have no effect on our financial position or cash flow for any period.

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

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Annual Report.

We believe that of our significant accounting policies, which are described in note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:

•       Evidence of an arrangement. We consider a non-cancelable agreement signed by the customer and us to be representative of pervasive evidence of an arrangement.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2006, the allowance for doubtful accounts was $695,000.

Stock-Based Compensation

Through December 31, 2005, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. Generally, we granted stock-based compensation awards with exercise prices equal to the estimated fair value of our common stock; however, to the extent that the deemed fair value of the common stock exceeds the exercise or purchase price of stock-based awards granted to employees on the date of grant, the Company amortizes the expense over the vesting schedule of the awards, generally four years. The fair value of our common stock for periods through December 31, 2005 was determined by our board of directors (“the Board”).

Through December 31, 2005, we accounted for stock-based compensation expense for non-employees using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and the Black-Scholes option-pricing model, and recorded the fair value, for financial reporting purposes, of non-employee stock options as an expense over either the vesting term of the option or the service period.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method. In accordance with SFAS No. 123(R), we will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted-average fair value of stock options granted.

As there was no public market for our common stock prior to October 13, 2006, we have determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected volatility for options granted during 2006 was 81.44%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. During 2006, the weighted-average risk free interest rate used was 4.79%. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 11.25% in 2006 in determining the expense recorded in the accompanying consolidated statement of operations.

Prior to our IPO there was no public market for our common stock, and, in connection with our issuance of stock options and restricted stock awards, the Board, with input from management, determined the fair value of our common stock. The Board exercised judgment in determining the estimated fair value of our common stock on the date of grant based on several factors, including the liquidation preferences, dividend rights and voting control attributable to our then-outstanding convertible preferred stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of our company. In the absence of a public trading market for our common stock, the Board considered objective and subjective factors in determining the fair value of our common stock. In addition, in certain instances, the Board engaged an unrelated third-party valuation specialist to assist management in preparing valuation reports for stock options and restricted stock awards granted by the Board. Based upon our internal peer company analyses and based on several arm’s-length transactions involving our common stock supportive of the results produced by this valuation methodology, we believe the methodology used was reasonable.

In connection with the preparation for the IPO of our common stock, we reassessed the valuations of our common stock during 2005 and 2006, in light of the AICPA’s Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. As a result, we reassessed the fair value of our common stock as of December 14, 2005, December 23, 2005, February 7, 2006 and March 15, 2006.

Based on these reassessments, we are required to recognize compensation expense of $821,000 to reflect the difference between the reassessed fair value of the our common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006. The compensation expense is being recognized over the vesting schedule of the awards. As a result of these reassessments, we recognized compensation expense of approximately $202,000 during the year ended December 31, 2006 to reflect the difference between the reassessed fair value of our stock and the grant price for the stock-based awards granted. The compensation expense will continue to be recognized over the vesting schedule of the awards.

Including stock-based compensation expense related to the reassessment of the fair value of our common stock, for the year ended December 31, 2006, we recorded stock-based compensation expense of $867,000 in connection with stock-based payment awards, respectively. As of December 31 2006, there was $6.9 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.45 years.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss (NOL’s) and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. In the year ended December 31, 2005, due to uncertainty surrounding the Company’s ability to utilize its remaining NOL and credit carryforwards and other deferred tax assets, we provided a full valuation allowance against our otherwise remaining recognizable deferred tax assets. In the year ended December 31, 2006, we utilized a substantial portion of our NOL carryforwards to reduce income taxes currently payable and determined that it was more likely than not that we would realize all of our remaining deferred tax assets. Therefore, we reduced the valuation allowance of $4.8 million in December 2006 related to these deferred tax assets. The benefit of the release of the valuation allowance was realized through a reduction of income tax expense.

As of December 31, 2006, we had U.S. federal research and development tax credits of $979,000 that expire beginning in 2023 and state research and development tax credits of $868,000 that expire beginning in 2019, and are both subject to review and possible adjustment by the taxing authorities. The Internal Revenue Code contains provisions that limit the net operating losses and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests, as defined.

Our current intention is to reinvest the total amount of our unremitted earnings in the local jurisdiction or to repatriate the earnings only when tax-effective. As such, we have not provided for U.S. taxes on the unremitted earnings of our foreign subsidiaries.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Revenue

	Year Ended December 31,
	2006		2005		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$71,810	85%	$31,080	86%	$40,730	131%
Maintenance, support and service revenue	12,260	15	5,040	14	7,220	143
Total revenue	$84,070	100%	$36,120	100%	$47,950	133%
Revenue by Geography:
United States and Canada	$47,965	57%	$21,357	59%	$26,608	125%
International	36,105	43	14,763	41	21,342	145
Total revenue	$84,070	100%	$36,120	100%	$47,950	133%
Revenue by Sales Channel:
Direct	$43,670	52%	$17,324	48%	26,346	152%
Indirect	40,400	48	18,796	52	21,604	115
Total revenue	$84,070	100%	$36,120	100%	$47,950	133%

The $40.7 million increase in product revenue was a result of an increase in the number of systems sold in 2006 which reflected the growth in the worldwide market for our products. This growth was realized through both our United States and Canadian customers and international customers, as well as through our direct and indirect sales channels. Direct product revenues increased $22.7 million, of which $19.8 million was attributable to United States and Canadian customers and $2.9 million was attributable to international customers. Indirect product revenues increased $18.0 million, of which $2.7 million was attributable to United States and Canadian customers and $15.3 million was attributable to international customers.

An increase in the average selling price of our systems due to changes in our product software configuration mix also contributed to the increase in product revenue in 2006. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content.

The $7.2 million increase in maintenance, support and service revenue was attributable primarily to the $5.5 million increase in maintenance and support fees associated with the growth in our installed product base and a $1.7 million increase in installation and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2006		2005		Period-to-Period Change
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$14,624	20%	$8,026	26%	$6,598	82%
Maintenance, support and service	2,951	24	1,201	24	1,750	146
Total cost of revenue	$17,575	21%	$9,227	26%	$8,348	90%
Gross Profit:
Product	$57,186	80%	$23,054	74%	$34,132	148%
Maintenance, support and service	9,309	76	3,839	76	5,470	142
Total gross profit	$66,495	79%	$26,893	74%	$39,602	147%

The $6.6 million increase in product cost of revenue was attributable to the increase in the number of systems sold in 2006.

Of the $1.8 million increase in cost of maintenance, support and service revenue, $1.2 million was due to higher salaries, benefits and overhead associated with increases in support and training personnel, including $49,000 attributable to the effect of stock-based compensation expense.

Product gross margin increased by 6 percentage points, reflecting the increase in the average selling price of our systems as a result of the changes in product configuration mix reflecting systems sales with a higher software content as noted above, as well as reduced costs per system paid to our contract manufacturers. The reduced cost per system paid to our contract manufacturer was attributable to the ability of our contract manufacturer to purchase components at a lower cost due to the increase in the volume of orders placed with our contract manufacturers as well as labor and overhead efficiencies realized as a result of increased manufacturing volume. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

Gross margin on maintenance, support and service revenue remained constant. The increase in maintenance, support and service revenue associated with the growth in our installed product base was offset by a corresponding increase in costs.

Operating Expenses

	Year Ended December 31,
	2006		2005		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$23,759	28%	$14,969	41%	$8,790	59%
Research and development	12,988	15	8,705	24	4,283	49
General and administrative	6,566	8	3,602	10	2,964	82
Total operating expenses	$43,313	51%	$27,276	75%	$16,037	59%

Of the $8.8 million increase in sales and marketing expense (a) $7.0 million was attributable to higher salaries, commissions and benefits associated with a 54% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $337,000 was attributable to the effect of stock-based compensation expense, (c) $264,000 was attributable to increased third party services and (d) $259,000 was attributable to increased expenses associated with expanded marketing programs, including trade shows. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share, and to increase as a percentage of total revenue over the foreseeable future.

Of the $4.3 million increase in research and development expense, $3.5 million was attributable to higher salaries and benefits associated with a 47% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected an increase in depreciation expense of $783,000 associated with our investment in equipment to support new product development and an increase of $296,000 attributable to the effect of stock-based compensation expense. These factors were offset in part by a reduction in payments to suppliers for design and consulting services in the amount of $272,000, which reflected our decision to bring certain development activities in-house as well as the timing of projects. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and to increase as a percentage of total revenue for the foreseeable future.

Of the $3.0 million increase in general and administrative expense, (a) $909,000 was attributable to higher salaries and benefits related to a 58% increase in general and administrative headcount, (b) $920,000 was attributable to increased legal, accounting and professional fees, (c) $269,000 was attributable to an increase in facilities costs, including rent, utilities and depreciation expense, associated with the overall increase in our employee headcount, and (d) $219,000 was attributable to higher insurance premiums associated with being a publicly traded company. The increase in general and administrative expense also reflected an increase of $158,000 attributable to the effect of stock-based compensation expense. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Year Ended December 31,
	2006		2005		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Income (loss) from operations	$23,182	28%	$(383)	(1)%	$23,565	*
Interest income, net	2,256	2	404	1	1,852	458%
Other expense	(17)	0	(56)	0	39	*
Income (loss) before benefit from income taxes	25,421	30	(35)	0	25,456	*
Benefit from income taxes	(3,443)	4	—	0	3,443	*
Net income (loss)	$28,864	34%	$(35)	0%	$28,899	*

The $23.6 million increase in income from operations resulted from a $39.6 million increase in gross profit, offset in part by a $16.0 million increase in total operating expenses.

Interest income, net consisted of interest income generated from the investment of our cash balances. The increase in interest income principally reflected higher average cash balances during 2006, as a result of our initial public offering in October 2006 and cash provided by operating activities, as well as higher interest rates during 2006.

Other expense primarily consisted of foreign currency translation adjustments of our foreign subsidiaries.

In the year ended December 31, 2006, we recorded a net benefit from income taxes in the amount of $3.4 million. Based on a number of factors, including recent operating results, future taxable income projections and feasible tax planning strategies, we determined that in addition to the utilization of a substantial portion of our NOL carryforwards to reduce taxable income in 2006, it was more likely than not that we would realize all of our deferred tax assets, and therefore we reduced our deferred tax asset valuation allowance by $4.8 million. This benefit of the release in the valuation allowance was realized through a reduction of income tax expense. As a result, our effective tax rate for 2006 decreased to an effective tax benefit of 13.5%.

Comparison of Years Ended December 31, 2005 and 2004

Revenue

	Year Ended December 31,
	2005		2004		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$31,080	86%	$14,641	92%	$16,439	112%
Maintenance, support and service revenue	5,040	14	1,352	8	3,688	273
Total revenue	$36,120	100%	$15,993	100%	$20,127	126%
Revenue by Geography:
United States and Canada	$21,357	59%	$8,045	50%	$13,312	165%
International	14,763	41	7,948	50	6,815	86
Total revenue	$36,120	100%	$15,993	100%	$20,127	126%
Revenue by Sales Channel:
Direct	$17,324	48%	$7,160	45%	$10,164	142%
Indirect	18,796	52	8,833	55	9,963	113
Total revenue	$36,120	100%	$15,993	100%	$20,127	126%

During 2005, we substantially increased our revenue in the United States and Canada and other countries as the market for our products began to develop, allowing us to diversify the individual foreign countries from which we generate our revenue. Direct product revenues increased $8.1 million, all of which was attributable to United States and Canadian customers. Indirect product revenues increased $8.3 million, of which $2.8 million was attributable to United States and Canadian customers and $5.5 million was attributable to international customers.

The $16.4 million increase in product revenue was a result of an increase in the number of systems sold in 2005 which reflected the growth in the worldwide market for our products. We generated increased product revenue in the United States and Canada and internationally and through both direct and indirect sales channels. An increase in the average selling price of our systems due to changes in our product software configuration mix also contributed to the increase in product revenue for this period. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with a higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with a lower software content.

The $3.7 million increase in maintenance, support and service revenue was attributable primarily to the $2.8 million increase in maintenance and support fees associated with the growth in our installed product base and the $815,000 increase in installation and training revenue.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2005		2004		Period-to-Period Change
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$8,026	26%	$5,212	36%	$2,814	54%
Maintenance, support and service	1,201	24	583	43	618	106
Total cost of revenue	$9,227	26%	$5,795	36%	$3,432	59%
Gross Profit:
Product	$23,054	74%	$9,429	64%	$13,625	144%
Maintenance, support and service	3,839	76	769	57	3,070	400
Total gross profit	$26,893	74%	$10,198	64%	$16,695	164%

The $2.8 million increase in product cost of revenue was attributable to the increase in the number of systems sold in 2005.

Of the $618,000 increase in cost of maintenance, support and service revenue, $606,000 was due to higher salaries, benefits and overhead associated with increases in support and training personnel.

Product gross margin increased by 10 percentage points, reflecting the increase in the average selling price of our systems as a result of the changes in product configuration mix reflecting systems sales with a higher software content as noted above, as well as reduced costs per system paid to our contract manufacturer. The reduced cost per system paid to our contract manufacturer was attributable to the ability of our contract manufacturer to purchase components at a lower cost due to the increase in the volume of orders placed with our contract manufacturers as well as labor and overhead efficiencies realized as a result of increased manufacturing volume. The increased percentage of revenue generated by our direct sales channel was also a factor in the increase in gross margin. Generally, our direct sales incur more selling expenses and generate a higher average selling price than our indirect sales from our distribution channels.

Gross margin on maintenance, support and service revenue increased by 19 percentage points as a result of a substantial increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs.

Operating Expenses

	Year Ended December 31,
	2005		2004		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$14,969	41%	$8,558	53%	$6,411	75%
Research and development	8,705	24	5,552	35	3,153	57
General and administrative	3,602	10	2,341	15	1,261	54
Lease abandonment	—	—	848	5	(848)	100
Total operating expenses	$27,276	75%	$17,299	108%	$9,977	58%

Of the $6.4 million increase in sales and marketing expense (a) $3.9 million was attributable to higher salaries, commissions and benefits associated with a 76% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis (b) $1.2 million was attributable to an increase in travel expense resulting from the growth in the number of sales personnel, and (c) the balance was primarily attributable to increased expenses associated with expanded marketing programs, including trade shows.

Of the $3.2 million increase in research and development expense, $2.2 million was attributable to higher salaries and benefits associated with a 45% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected an increase in payments to suppliers for design and consulting services of $692,000. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market.

Of the $1.3 million increase in general and administrative expense, (a) $429,000 was attributable to higher salaries and benefits related to a 50% increase in general and administrative headcount, (b) $312,000 was attributable to an increase in facilities costs, including rent, utilities and depreciation expense, associated with the overall increase in our employee headcount, and (c) $165,000 was attributable to increased legal and accounting fees.

During 2004, we recorded a lease abandonment loss of $848,000 related to the relocation of our corporate headquarters in January 2005. Of this charge, $760,000 represented a loss on the prior facility’s lease and $88,000 related to the abandonment of related fixed assets and leasehold improvements.

Operating and Other Income

	Year Ended December 31,
	2005		2004		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Loss from operations	$(383)	(1)%	$(7,101)	(44)%	$6,718	95%
Interest income	410	1	177	1	233	132
Interest expense	(6)	0	(33)	0	27	82
Other expense	(56)	0	—	—	(56)	*
Net (loss) income	$(35)	0%	$(6,957)	(43)%	$6,922	99%

*                     Not meaningful.

The $6.7 million decrease in loss from operations resulted from a $16.7 million increase in gross profit, offset in part by a $10.0 million increase in total operating expenses.

Interest income, net consisted of interest income generated from the investment of our cash balances. The increase in interest income principally reflected higher average cash balances during 2005, in part from our sale of Series C convertible preferred stock in June 2004 and in part from operating activities, as well as higher interest rates during 2005.

The reduction in interest expense reflected lower outstanding balances in 2005 under our equipment line of credit facility.

Other expense primarily consisted of foreign currency translation adjustments of our foreign subsidiaries.

Liquidity and Capital Resources

Resources

Since 2005, we have funded our operations principally with cash provided by operations, which was driven by growth in revenue. In October 2006, we completed an IPO of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million.

Key measures of our liquidity are as follows:

	As of and for the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash and cash equivalents	$118,714	$15,369	$16,748
Accounts receivable, net	14,337	6,959	4,195
Working capital	122,844	13,783	15,134
Cash provided by (used in) operating activities	26,331	2,326	(4,657)
Cash provided by (used in) financing activities	83,483	(86)	14,106

Cash and cash equivalents.   Our cash and cash equivalents at December 31, 2006 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $479,000 at December 31, 2006 and $432,000 at December 31, 2005, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters in Burlington, Massachusetts, our sales office in Madrid, Spain, and our former headquarters in Woburn, Massachusetts.

Accounts receivable, net.   Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) 90 days. DSO was 54 days at December 31, 2006, 50 days at December 31, 2005 and 60 days at December 31, 2004.

Operating activities.   Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, the provision for bad debts, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2006 was $26.3 million and consisted of $28.9 million of net income, negative non-cash adjustments of $89,000 (primarily deferred income taxes of $4.8 million offset by depreciation and amortization of $3.5 million, $867,000 of stock-based compensation expense, and $343,000 for provision for bad debts), and $2.4 million used in working capital and other activities. Cash used in working capital and other activities primarily reflected a $7.7 million increase in accounts receivable, a $3.9 million increase in inventory, and a $1.1 million increase in other assets, reflecting an overall increase in business activity, partially offset by a $6.6 million increase in accounts payable and accrued expenses and a $3.9 million increase in deferred revenue. This increase in deferred revenue was primarily attributable to an increase in deferred revenue from our support service contracts, which will be recognized as revenue over the twelve-month term of the support service period.

Cash provided by operating activities in 2005 was $2.3 million and consisted of $35,000 of net loss and positive non-cash adjustments of $2.4 million (primarily depreciation and amortization). Working capital and other activities remained flat during 2005 but the net activity consisted of a $3.2 million increase in accounts receivable as a result of increased revenues in 2005 and a $1.3 million increase in inventory to support the overall increase in business activity, offset by a $2.5 million increase in accounts payable and accrued expenses. Working capital also reflected a $2.2 million increase in deferred revenue resulting from an increase in payments received from customers prior to the time revenue could be recognized and an increase in deferred support revenue which will be recognized as revenue over the term of the support periods.

Cash used in operating activities in 2004 was $4.7 million and consisted of $7.0 million of net loss, positive non-cash adjustments of $1.4 million (primarily depreciation and amortization) and $899,000 provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $3.5 million increase in accounts payable and accrued expenses and a $2.9 million increase in deferred revenue, offset in part by a $3.7 million increase in accounts receivable as a result of increased revenues in 2004 and a $1.6 million increase in inventory to support the overall increase in business activity.

Equity financing activities.   In October 2006, we completed an initial public offering of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. We raised an additional $14.4 million of net proceeds through sales of our Series C convertible preferred stock in June 2004. In addition, we received proceeds from the issuance of restricted common stock and exercises of common stock options, net of the amount paid for the repurchase of common stock, in the amounts of $159,000 in 2004, $64,000 in 2005 and $213,000 in 2006.

Credit facility borrowings.   We previously maintained an equipment line of credit facility with a commercial bank under which we made borrowings of $1.8 million in 2001 and 2002. This equipment line of credit expired in 2003 and was converted into a term loan which was repaid in 2005. Additionally, during 2003, 2004 and 2005 we maintained two lines of credit with a commercial bank in the amount of $2.0 million. We did not draw against these lines of credit and they expired unused in July 2005. Based on information currently available to us, we believe that we will be able to enter into such an arrangement with a commercial bank on terms acceptable to us in the event we subsequently determine that such an arrangement is necessary or desirable to provide us with additional working capital.

We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

Requirements

Capital expenditures.   We have made capital expenditures primarily for evaluation systems for customer sales opportunities and equipment to support product development, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $6.4 million in 2006, $3.6 million in 2005, and $2.1 million in 2004. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual obligations and requirements.   We generally do not enter into long-term purchase arrangements, and do not have any such commitments outstanding as of December 31, 2006. Our only significant contractual obligation relates to the leases of our corporate headquarters in Burlington, Massachusetts and our office in Madrid Spain. The following table sets forth our commitments to settle contractual obligations in cash after December 31, 2006:

	2007	2008	2009	2010	2011	Total
	(in thousands)
Operating leases as of December 31, 2006	$1,218	$1,264	$1,327	$706	$38	$4,553

Off-Balance-Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting January 1, 2007. We are currently analyzing the effect, if any, FIN 48 will have on our consolidated financial position and our results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently analyzing the effect, if any, SFAS No. 157 will have on our consolidated financial position and results of operations.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or liquidity.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of December 31, 2006, our foreign exchange exposure would have fluctuated by less than $10,000.

Interest Rate Risk

At December 31, 2006, we had unrestricted cash and cash equivalents totaling $118.7 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 8.   Financial Statement and Supplementary Data

ACME PACKET, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Acme Packet, Inc.

We have audited the accompanying consolidated balance sheets of Acme Packet, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme Packet, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Ernst & Young LLP
Boston, Massachusetts March 7, 2007

ACME PACKET, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$118,714	$15,369
Accounts receivable, net of allowance of $695 and $433, respectively	14,337	6,959
Inventory	7,211	3,281
Restricted cash	150	132
Deferred tax asset	3,515	—
Other current assets	1,531	428
Total current assets	145,458	26,169
Property and equipment, net	6,857	3,926
Restricted cash	329	300
Deferred tax asset	1,265	—
Other assets	14	4
Total assets	$153,923	$30,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,354	$2,623
Accrued expenses and other current liabilities	7,859	4,222
Deferred revenue	9,401	5,541
Total current liabilities	22,614	12,386
Deferred rent	372	290
Commitments and contingencies (Note 7)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value:
Authorized—0 and 3,759,531 shares at December 31, 2006 and 2005, respectively
Issued and outstanding—0 and 3,759,531 shares at December 31, 2006 and 2005, respectively	—	4
Series B convertible preferred stock, $0.001 par value:
Authorized—0 and 21,467,931 shares at December 31, 2006 and 2005, respectively
Issued and outstanding—0 and 20,676,816 shares at December 31, 2006 and 2005, respectively	—	21
Series C convertible preferred stock, $0.001 par value:
Authorized—0 and 8,021,390 shares at December 31, 2006 and 2005, respectively
Issued and outstanding—0 and 7,754,012 shares at December 31, 2006 and 2005, respectively	—	8
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 and 0 shares at December 31, 2006 and 2005, respectively
Issued and outstanding—0 shares at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value:
Authorized—150,000,000 and 61,000,000 shares at December 31, 2006 and 2005, respectively
Issued and outstanding—58,565,985 and 15,853,171 shares at December 31, 2006 and 2005, respectively	59	16
Additional paid-in capital	130,306	45,966
Retained earnings (deficit)	572	(28,292)
Total stockholders’ equity	130,937	17,723
Total liabilities and stockholders’ equity	$153,923	$30,399

See accompanying notes.

ACME PACKET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Product	$71,810	$31,080	$14,641
Maintenance, support and service	12,260	5,040	1,352
Total revenue	84,070	36,120	15,993
Cost of revenue(1):
Product	14,624	8,026	5,212
Maintenance, support and service	2,951	1,201	583
Total cost of revenue	17,575	9,227	5,795
Gross profit	66,495	26,893	10,198
Operating expenses(1):
Sales and marketing	23,759	14,969	8,558
Research and development	12,988	8,705	5,552
General and administrative	6,566	3,602	2,341
Lease abandonment	—	—	848
Total operating expenses	43,313	27,276	17,299
Income (loss) from operations	23,182	(383)	(7,101)
Other income (expense):
Interest income	2,256	410	177
Interest expense	—	(6)	(33)
Other expense	(17)	(56)	—
Total other income, net	2,239	348	144
Income (loss) before benefit from income taxes	25,421	(35)	(6,957)
Benefit from income taxes	(3,443)	—	—
Net income (loss)	$28,864	$(35)	$(6,957)
Net income (loss) per share applicable to common stockholders (Note 2):
Basic	$0.57	$—	$(0.47)
Diluted	$0.50	$—	$(0.47)
Weighted average number of common shares used in net income (loss) per common share calculation:
Basic	50,437,801	15,240,890	14,732,597
Diluted	57,418,796	15,240,890	14,732,597
(1) Amounts include stock-based compensation expense as follows:
Cost of product revenue	$27	$—	$—
Cost of maintenance, support and service revenue	49	—	—
Sales and marketing	337	—	2
Research and development	296	—	—
General and administrative	158	—	—

See accompanying notes.

ACME PACKET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid-in Capital	Notes Receivable From Employees	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance at December 31, 2003	3,759,531	$4	20,676,816	$21	—	$—	15,088,636	$15	$31,317	$(60)	$(21,300)	$9,997
Issuance of restricted common stock	—	—	—	—	—	—	454,000	1	139	—	—	140
Issuance of Series C convertible preferred stock, net of offering costs of $67	—	—	—	—	7,754,012	8	—	—	14,425	—	—	14,433
Repurchase and retirement of common stock	—	—	—	—	—	—	(7,813)	—	(1)	—	—	(1)
Exercise of stock options	—	—	—	—	—	—	100,008	—	20	—	—	20
Issuance of common stock for professional services	—	—	—	—	—	—	8,237	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	(6,957)	(6,957)
Balance at December 31, 2004	3,759,531	4	20,676,816	21	7,754,012	8	15,643,068	16	45,902	(60)	(28,257)	17,634
Issuance of restricted common stock	—	—	—	—	—	—	45,500	—	30	—	—	30
Repurchase and retirement of common stock	—	—	—	—	—	—	(1,021)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	165,624	—	34	—	—	34
Proceeds from the repayment of employee notes receivable	—	—	—	—	—	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	—	—	—	—	—	(35)	(35)
Balance at December 31, 2005	3,759,531	4	20,676,816	21	7,754,012	8	15,853,171	16	45,966	—	(28,292)	17,723
Conversion of preferred stock in connection with the Company’s initial public offering	(3,759,531)	(4)	(20,676,816)	(21)	(7,754,012)	(8)	32,190,359	33	—	—	—	—
Issuance of common stock in connection with the Company’s initial public offering, net of issuance costs of $2,727	—	—	—	—	—	—	9,721,179	9	83,150	—	—	83,159
Exercise of stock options	—	—	—	—	—	—	801,276	1	212	—	—	213
Stock-based compensation expense	—	—	—	—	—	—	—	—	867	—	—	867
Tax benefit related to exercise of stock options	—	—	—	—	—	—	—	—	111	—	—	111
Net income	—	—	—	—	—	—	—	—	—	—	28,864	28,864
Balance at December 31, 2006	—	$—	—	$—	—	$—	58,565,985	$59	$130,306	$—	$572	$130,937

ACME PACKET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net income (loss)	$28,864	$(35)	$(6,957)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,481	1,966	1,217
Provision for bad debts	343	410	94
Stock-based compensation expense	867	—	2
Deferred income taxes	(4,780)	—	—
Tax benefit related to the exercise of stock options	(111)	—	—
Loss on disposal of property and equipment in connection with the restructuring	—	—	88
Change in operating assets and liabilities:
Accounts receivable	(7,721)	(3,216)	(3,679)
Inventory	(3,930)	(1,302)	(1,641)
Other current assets	(1,103)	(116)	(102)
Accounts payable	2,731	1,046	1,136
Accrued expenses, other current liabilities and deferred rent	3,830	1,404	2,316
Deferred revenue	3,860	2,169	2,869
Net cash provided by (used in) operating activities	26,331	2,326	(4,657)
Investing activities
Purchases of property and equipment	(6,412)	(3,615)	(2,125)
Increase in other assets	(57)	(4)	(136)
Net cash used in investing activities	(6,469)	(3,619)	(2,261)
Financing activities
Proceeds from sale of preferred stock, net of issuance costs	—	—	14,433
Proceeds from sale of common stock in connection with the Company’s initial public offering, net of issuance costs	83,159	—	—
Proceeds from sale of common stock	—	30	140
Payments made for repurchase of common stock	—	—	(1)
Proceeds from exercise of stock options	213	34	20
Proceeds from repayment of employee notes receivable	—	60	—
Tax benefit related to the exercise of stock options	111	—	—
Payments on long-term debt	—	(210)	(486)
Net cash provided by (used in) financing activities	83,483	(86)	14,106
Net increase (decrease) in cash and cash equivalents	103,345	(1,379)	7,188
Cash and cash equivalents at beginning of year	15,369	16,748	9,560
Cash and cash equivalents at end of year	$118,714	$15,369	$16,748
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$7	$36
Cash paid for income taxes	$345	$2	$2

See accompanying notes.

ACME PACKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share and per share data)

1.                 Organization and Operations

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

2.                 Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, inventory allowances, expensing and capitalization of research and development costs for software, the determination of the fair value of stock awards issued, warranty allowances, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, limited number of suppliers, customer concentration, government regulations, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximate their fair market value. Cash and cash equivalents consisted of the following:

	December 31,
	2006	2005
Cash	$4,378	$1,111
Money market funds	114,336	14,258
Total cash and cash equivalents	$118,714	$15,369

As of December 31, 2005, the Company had restricted cash in the amount of $432 as collateral related to its facility leases. On May 31, 2006, the restriction on cash in the amount of $132 expired in connection with the expiration of the Company’s operating lease for the Woburn, Massachusetts facility. The remaining $300 of restricted cash as of December 31, 2005 is used to collateralize a standby letter of credit related to the lease of the Company’s facility in Burlington, Massachusetts. The Company’s restriction with respect to $150 of this amount expires in June 2007, while the remaining amount expires in June 2010.

In July 2006, the Company entered into two operating leases for office facilities in Burlington, Massachusetts and Madrid, Spain. As of December 31, 2006, $479 of restricted cash is used to collateralize standby letters of credit related to the Burlington, Massachusetts leases and the Madrid, Spain lease.  The Company’s restrictions with respect to the restricted cash amounts expire in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition , SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions, and the Emerging Issues Task Force (EITF) Issue No. 03-5,Applicability of AICPA Statement of Position 97-2 to Nonsoftware Deliverables in an Arrangement Containing More-Than-Incidental Software. The Company has determined that the software element of its product is “more than incidental” to its products as a whole. As a result, in accordance with EITF Issue No. 03-5, the Company is required to recognize revenue under SOP 97-2 and SOP 98-9.

In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

•       Persuasive evidence of an arrangement. The Company considers a noncancelable agreement signed by the Company and the customer to be representative of pervasive evidence of an arrangement.

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

The Company’s products and services are distributed indirectly through distribution partners and directly through the Company’s sales force. Revenue arrangements with distribution partners are recognized when the above criteria are met and only when the Company receives evidence that the distribution partner has an order from an end-user customer. The Company typically does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue totaled approximately $82, $32 and $29 for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included approximately $516, $165 and $44 of out-of-pocket expenses in service revenue and cost of service revenue in the years ended December 31, 2006, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004.

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year Ended December 31, 2006	$433	$343	$(81)	$695
Year Ended December 31, 2005	131	410	(108)	433
Year Ended December 31, 2004	51	94	(14)	131

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

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

Property and equipment consists of the following:

	December 31,
	2006	2005
Computer hardware and software	$3,240	$2,023
Furniture and fixtures	1,282	782
Office and engineering equipment	3,771	2,223
Evaluation systems	6,018	3,515
Leasehold improvements	1,056	412
	15,367	8,955
Less accumulated depreciation and amortization	(8,510)	(5,029)
Property and equipment, net	$6,857	$3,926

Depreciation expense was $3,481, $1,966 and $1,217 for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with the abandonment of a facility lease during 2004, the Company recorded an impairment charge of $88 for certain property and equipment (Note 8).

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. To date, no such impairment losses have been recorded.

Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s amounts receivable.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2006	2005	2004
Customer A	16%	14%	*
Customer B	11	*	*
Customer C	*	14	*
Customer D	*	12	*
Customer E	*	11	13%
Customer F	*	*	15
Customer G	*	*	11

*                    Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	December 31,
	2006	2005
Customer C	12%	21%
Customer D	10	*
Customer E	*	12
Customer F	10	10
Customer H	11	*
Customer I	*	15

*                    Less than 10% of total accounts receivable.

Product Warranties

Substantially all of the Company’s products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of product or software covered by this warranty, the Company must repair or replace the software or product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which encompass its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty allowance and adjusts the amount as necessary. (See Note 9)

Stock-Based Compensation

At December 31, 2006, the Company had two stock-based employee compensation plans, which are more fully described in Note 6.

Through December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of the Company’s common stock and the stock option exercise price or restricted stock award purchase price multiplied by the number of stock options or restricted stock awards granted. Generally, the Company grants stock-based awards with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the deemed fair value of the common stock exceeds the exercise or purchase price of stock-based awards granted to employees on the date of grant, the Company amortizes the expense over the vesting schedule of the awards, generally four years. The fair value of the Company’s common stock is determined by the Company’s Board of Directors (the Board).

Given the absence of a public market for the Company’s common stock prior to the completion of the Company’s initial public offering (IPO), the fair value for the Company’s common stock was estimated by the Board, with input from management. The Board exercised judgment in determining the estimated fair value of the Company’s common stock on the date of grant based on several factors, including the liquidation preferences, dividend rights and voting control attributable to the Company’s then-outstanding convertible preferred stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. In the absence of a public trading market for the Company’s common stock, the Board considered objective and subjective factors in determining the fair value of the Company’s common stock. The Company believes this to have been a reasonable methodology based upon the Company’s internal peer company analyses and based on several arm’s-length transactions involving the Company’s common stock supportive of the results produced by this valuation methodology.

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25,  and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company’s IPO, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS

No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 11.25% for the year ended December 31, 2006 in determining the expense recorded in the accompanying consolidated statement of operations.  The weighted-average assumptions utilized to determine such values are presented in the following table:

Year Ended December 31, 2006
Risk-free interest rate	4.79%
Expected volatility	81.44%
Expected life	6.25 years
Dividend yield	—

The weighted-average fair value of options granted during the year ended December 31, 2006 was $5.43.

In connection with the preparation for the Company’s IPO, the Company reassessed the valuations of its common stock during 2006 and 2005, in light of the AICPA’s Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. As a result, the Company reassessed the fair value of its common stock as of December 14, 2005, December 23, 2005, February 7, 2006 and March 15, 2006.

Based on these reassessments, the Company is required to recognize compensation expense of $821 to reflect the difference between the reassessed fair value of the Company’s common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006. The compensation expense is being recognized over the vesting schedule of the awards commencing in the three month period ended September 30, 2006. As a result of these reassessments, the Company recognized compensation expense of $202 during the year ended December 31, 2006.

Including stock-based compensation expense related to the reassessment of the fair value of the Company’s common stock, for the year ended December 31, 2006, the Company recorded stock-based compensation expense of approximately $867 in connection with stock-based payment awards. As of December 31 2006, there was $6.9 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.45 years.

The Company accounts for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. During 2004, the Company granted 8,237 shares of restricted common stock to nonemployees which, using the Black-Scholes valuation model, resulted in charges of $2 for the year ended December 31, 2004. There were no stock-based awards made to non-employees in the years ended December 31, 2006 or 2005.

See Note 6 for a summary of the stock option activity under the Company’s stock-based employee compensation plans for the years ended December 31, 2006, 2005 and 2004.

Research and Development

Research and development expense includes costs incurred to develop intellectual property and are charged to expense as incurred. The costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of software is completed. Because the Company believes its current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive income (loss) for all periods presented does not differ from the net reported income (loss).

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible preferred stock represents a participating security and therefore has adopted the provisions of EITF Issue No. 03-6 retroactively for all periods presented.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s charter and then to common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method. For the years ended December 31, 2005 and 2004, the Company incurred net losses. As such, the two-class method was not applicable. For the year ended December 31, 2006, the Company has used the if-converted method to compute net income per share as the effect was more dilutive than the two-class method. Accordingly, the Company has not allocated net income to the preferred stockholders for purposes of the net income per share calculation for the year ended December 31, 2006.

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss)	$28,864	$(35)	$(6,957)
Denominator:
Weighted-average shares of common stock outstanding	50,734,071	15,751,142	15,331,381
Less: Weighted-average number of unvested restricted common shares outstanding	(296,270)	(510,252)	(598,784)
Weighted-average number of common shares used in calculating basic net income (loss) per common share	50,437,801	15,240,890	14,732,597
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	6,559,725	—	—
Weighted-average number of unvested restricted common shares outstanding	296,270	—	—
Weighted-average number of common shares issuable upon exercise of common stock warrant	125,000	—	—
Weighted-average number of common shares used in computing diluted net income (loss) per common share	57,418,796	15,240,890	14,732,597
Net income (loss) per common share:
Basic	$0.57	(0.00)	(0.47)
Diluted:	$0.50	(0.00)	(0.47)

The following weighted-average common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2006, 2005 and 2004, respectively, as their effect would have been be antidilutive:

	As of December 31,
	2006	2005	2004
Participating convertible preferred stock	—	32,190,359	28,663,877
Options outstanding, based on treasury stock method	260,753	1,775,672	511,472
Warrants	—	125,000	125,000

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired.

Capitalized Internal-Use Software

The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for

Internal Use. To date, such costs have included external direct costs of materials and services consumed in obtaining internal-use software and are included within computer hardware and software. Once the capitalization criteria of SOP 98-1 have been met, such costs are classified as software and are amortized on a straight-line basis over three years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company’s foreign subsidiaries in the United Kingdom, Japan, and Hong Kong is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities, and operations of the United Kingdom, Japan, and Hong Kong subsidiaries are recorded within other income (expense) in the consolidated statements of operations. During the years ended December 31, 2006 and 2005 the Company recorded foreign currency losses of $17, and $36, respectively, in other income (expense). During the year ended December 31, 2004, foreign currency gains (losses) were not material.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2006, 2005, and 2004.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Accounting Standards Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will implement this interpretation in the fiscal year starting January 1, 2007.  The Company is currently analyzing the effect, if any, FIN 48 will have on its consolidated financial position and our results of operations

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently analyzing the effect, if any, SFAS No. 157 will have on its consolidated financial position and results of operations.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

3. Debt

On June 22, 2001, the Company entered into a $1,000 capital expenditure line of credit (the Capital Equipment Line). The Capital Equipment Line was modified in August 2002, to increase the amount available to $1,750. Outstanding amounts under the Capital Equipment Line accrued interest at the bank’s prime rate plus 3.25% - 3.50% at the funding date of each advance. Any advances from the Capital Equipment Line were payable in equal payments over 36-consecutive months commencing on the funding day. The Capital Equipment Line was collateralized by all business assets of the Company and expired on March 31, 2003, at which time the amounts outstanding converted into a term loan payable. During the year ended December 31, 2005, the Company paid all amounts owed under the Capital Equipment Line. There were no amounts outstanding as of December 31, 2006 or 2005.

4. Income Taxes

Income before the benefit from income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
Domestic	$25,185	$(60)	$(6,957)
Foreign	236	25	—
Total	$25,421	$(35)	$(6,957)

The benefit from income taxes in the accompanying consolidated financial statements consists of the following:

	Years Ended December 31,
	2006	2005	2004
Current provision:
Federal	$1,115	$—	$—
State	159	—	—
Foreign	63	—	—
Total	$1,337	$—	$—
Deferred benefit:
Federal	$(3,361)	$—	$—
State	(1,419)	—	—
Foreign	—	—	—
Total	$(4,780)	$—	$—
Total benefit:	$(3,443)	$—	$—

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004
U.S. federal statutory rate	35.0%	(34.0)%	(34.0)%
State taxes, net	0.4	(6.3)	(6.3)
Permanent differences	1.4	—	0.5
Research and development tax credits	(2.8)	—	—
Change in valuation allowance	(47.5)	40.3	39.8
Effective tax rate	(13.5)%	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities for income taxes consisted of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Net operating loss and credit carryforwards	$1,543	$9,410
Start-up costs, net of amortization	654	1,339
Other temporary differences	1,258	756
Sales tax accrual	587	426
Inventory and warranty allowances	738	491
Restructuring loss provisions	—	84
Valuation allowance	—	(12,506)
Net deferred tax asset	$4,780	$—

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss (NOL) and tax credit carryforwards. In assessing the need for a valuation allowance, the Company considered its recent operating results, future taxable income projections and feasible tax planning strategies. In the year ended December 31, 2005, due to uncertainty surrounding the Company’s ability to utilize its remaining NOL and credit carryforwards and other deferred tax assets, the Company provided a full valuation allowance against its otherwise remaining recognizable deferred tax assets. In the year ended December 31, 2006, the Company utilized a substantial portion of its NOL carryforwards to reduce income taxes currently payable and determined that it was more likely than not that the Company would realize all of its remaining deferred tax assets. Therefore, the Company reduced the valuation allowance related to these deferred tax assets of $4,780 in December 2006. The benefit of the release of the valuation allowance was realized through a reduction of income tax expense.

As of December 31, 2006, the Company had U.S. federal research and development tax credits of $979 that expire beginning in 2023, and state research and development tax credits of $868 that expire beginning in 2019, and are both subject to review and possible adjustment by the taxing authorities. The Internal Revenue Code contains provisions that limit the net operating losses and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests, as defined.

The Company’s current intention is to reinvest the total amount of its unremitted earnings in the local jurisdiction or to repatriate the earnings only when tax-effective. As such, the Company has not provided for U.S. taxes on the unremitted earnings of its foreign subsidiaries.

5. Stockholders’ Equity

As of December 31, 2005, the authorized capital stock of the Company was 61,000,000 shares of common stock, $0.001 par value per share, and 33,248,852 shares of convertible preferred stock, $0.001 par value per share, of which 3,759,531 shares are designated Series A convertible preferred stock (Series A Preferred Stock), 21,467,931 shares are designated Series B convertible preferred stock (Series B Preferred Stock), and 8,021,390 shares are designated Series C convertible preferred stock (Series C Preferred Stock).

In September 2006, the Board of Directors approved an amendment and restatement of the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 61,000,000 to 150,000,000, to authorize 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and to eliminate all reference to the designated Series Preferred Stock.

On October 13, 2006, the Company completed its IPO of common stock in which the Company sold and issued 9,721,179 shares of the Company’s common stock, including 1,721,179 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. The Company raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.7 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32,190,359 shares of common stock.

Restricted Stock

During 2001, the Board established a Stock Restriction and Repurchase Agreement for key employees and consultants to the Company. Under the terms of the agreement, shares of common stock issued or sold to an employee or consultant are subject to a vesting schedule commencing on the date shares are distributed to the employee. Vesting occurs periodically at specified time intervals and specified percentages. All shares of common stock become fully vested within four years of the date of distribution. As of December 31, 2006, the Company had issued and outstanding 1,800,151 shares of common stock under the Stock Restriction and Repurchase Agreement. As of December 31, 2006, 1,582,886 of these shares were vested.

Warrants

In connection with the Capital Equipment Line, the Company issued a warrant to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share. Upon completion of the Company’s IPO in October 2006, these warrants automatically converted into warrants to purchase shares of the Company’s common stock. Upon their issuance, the Company valued the warrant using the Black-Scholes option-pricing model and recorded the value of the warrant of $14 as interest expense for the year ended December 31, 2003. At December 31, 2006, there were 125,000 shares of the Company’s common stock reserved for the exercise of the warrant. The warrant expires on June 22, 2011.

6. Stock Option Plans

In August 2000, the Company adopted the Acme Packet, Inc. 2000 Equity Incentive Plan (the 2000 Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock, and stock grants to purchase up to 3,000,000 shares of common stock. Under the 2000 Plan, ISOs may not be granted at less than fair market value on the date of the grant and all options generally vest over a four-year period and certain options are subject to accelerated vesting based on certain future events. These options expire ten years after the grant date. Employees are allowed to exercise their unvested options in exchange for restricted stock subject to repurchase by the Company. The repurchase rights lapse on the same vesting schedule as the original options. In 2006, 2005, 2004 and 2003, the Company increased the number of shares available under the 2000 Plan by an additional 1,200,000, 4,000,000, 2,000,000 and 2,000,000 shares, respectively, to a total of 12,200,000 shares. In September 2006, the Board approved the amended and restated 2000 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the IPO. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 2000 Plan, but any outstanding awards under the 2000 Plan will remain in effect and will continue to be subject to the terms of the 2000 Plan.

In September 2006, the Company’s Board of Directors (the Board) approved the 2006 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company’s IPO. The 2006 Equity Incentive Plan allows the Company to grant ISOs, NSOs, restricted stock, and stock grants to employees, consultants, and directors of the Company. Under the 2006 Equity Incentive Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four-year period. These options expire ten years after the grant date. The Company has reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Equity Incentive Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 and until 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company’s outstanding equity on a fully diluted basis as of the end of the immediately preceding fiscal year. As of December 31, 2006, 2,672,500 shares were available for future issuance under the 2006 Equity Incentive Plan.

In September 2006, the Board approved the 2006 Director Option Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company’s IPO. Under the 2006 Director Plan, no options may be granted to eligible directors at less than fair market value on the date of grant, and all options will vest over a one year period from the grant date. These options expire ten years after the grant date. The Company has reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increases, in whole or in part. As of December 31, 2006, 300,000 shares were available for future issuance under the 2006 Director Option Plan.

The Company’s stock option activity for the three years ended December 31, 2006 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractural Life (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2003	1,501,747	$0.20	$0.20
Granted	1,757,500	0.20 - 0.50	0.32
Canceled	(37,813)	0.20	0.20
Exercised	(100,008)	0.20	0.20
Outstanding at December 31, 2004	3,121,426	0.20 - 0.50	0.27
Granted	4,786,000	0.55 - 1.10	0.87
Canceled	(210,417)	0.30 - 0.65	0.43
Exercised	(165,624)	0.20 - 0.30	0.21
Outstanding at December 31, 2005	7,531,385	0.20 - 1.10	0.65
Granted	2,263,000	1.10 - 18.36	5.43
Canceled	(170,415)	0.50 - 4.50	1.50
Exercised	(801,276)	0.20 - 0.65	0.26		$3,209
Outstanding at December 31, 2006	8,822,694	$0.20 - 18.36	$1.89	8.51	$165,403
Exercisable at December 31, 2004	981,006	$0.20	$0.20
Exercisable at December 31, 2005	1,588,644	$0.20 - $0.55	$0.24
Exercisable at December 31, 2006	2,768,587	$0.20 - 1.10	$0.55	7.64	$55,621
Vested or expected to vest at December 31, 2006(1)	7,436,164	$0.20 - 18.36	$1.81	8.43	$140,045

(1)          This represents the number of vested options as of December 31, 2006 plus the number of unvested options expected to vest as of December 31, 2006 based on the unvested options outstanding at December 31, 2006, adjusted for the estimated forfeiture rate of 11.25%.

(2)          The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on December 31, 2006 or the date of exercise, as appropriate and the exercise price of the underlying options.

The ranges of exercise prices for options outstanding and options exercisable at December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
$0.20 to 0.30	1,649,756	$0.24	6.68	1,178,103	$0.23
0.33 to 0.65	1,749,438	0.57	8.19	732,125	0.56
0.85 to 0.85	753,000	0.85	8.90	205,858	0.85
1.00 to 1.00	1,937,500	1.00	8.98	490,001	1.00
1.10 to 3.40	1,758,000	2.01	9.18	162,500	1.10
4.50 to 14.45	797,500	7.42	9.69	—	—
18.36 to 18.36	177,500	18.36	9.97	—	—
Total	8,822,694	$1.89	8.51	2,768,587	$0.55

Note Receivable Issued to Employees

The Company issued shares of common stock to employees in exchange for promissory notes. These notes were full recourse to the employees and were collateralized by the underlying shares of common stock. The note receivable accrued interest at 7% per annum, which was the prevailing market interest rate on the date of issuance. As of December 31, 2005, the outstanding balance of the promissory notes and all accrued interest had been repaid in full.

7. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2011. Certain of the Company’s operating leases include escalating payment amounts. In accordance with SFAS No. 13, Accounting for Leases, the Company is recognizing the related rent expense on a straight-line basis over the term of the lease. As of December 31, 2006 and 2005, the Company has deferred rent of approximately $372 and $290, respectively. Total rent expense under these operating leases was approximately $1,052, $746 and $599, for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2006 were as follows:

Years Ending December 31:
2007	$1,218
2008	1,264
2009	1,327
2010	706
2011	38
Total minimum lease payments	$4,553

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2006, 2005 and 2004, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

8. Lease Abandonment

During the year ended December 31, 2004, the Company recorded expense of $848 related to the relocation of the Company’s corporate headquarters which occurred in January 2005. Of this charge, $760 represents the loss on the prior facilities lease and $88 related to the abandonment of related fixed assets and leasehold improvements. The facility lease loss represents 16.5 months of rent remaining under an existing lease obligation at the time the use of the facility was ceased and related operating expenses. The Company does not anticipate any sublease income over the remaining term of the lease agreement.

The following table summarizes the lease abandonment reserve balance and activity during the years ended December 31, 2006, 2005 and 2004:

	Long-Lived Asset Impairment	Existing Lease Obligations	Total
Balance as of December 31, 2003	$—	$—	$—
Lease loss provision	88	760	848
Asset write-downs	(88)	—	(88)
Balance as of December 31, 2004	—	760	760
Cash payments	—	(551)	(551)
Balance as of December 31, 2005	—	209	209
Cash payments	—	(209)	(209)
Balance as of December 31, 2006	$—	$—	$—

As of December 31, 2005, the remaining lease loss reserve balance is classified as current and is included in accrued expenses in the accompanying consolidated balance sheet.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2006	2005
Accrued compensation and related benefits	3,339	$2,297
Accrued sales and use taxes	2,293	1,057
Accrued income taxes	925	—
Lease abandonment, current portion	—	209
Accrued warranty	461	392
Other accrued liabilities	841	267
Total	$7,859	$4,222

10. Segment Information

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

For the years ended December 31, 2006, 2005 and 2004, operations related to the Company’s foreign subsidiaries are not material to the accompanying consolidated financial statements taken as a whole.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2006	2005	2004
United States and Canada	$47,965	$21,357	$8,045
International	36,105	14,763	7,948
	$84,070	$36,120	$15,993

11. 401(k) Plan

The Company maintains the Acme Packet, Inc. 401(k) Pension and Profit Sharing Plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after reaching the age of 21. The Company may make discretionary matching contributions and profit sharing contributions, as determined annually by the Board. Employee contributions vest immediately, while Company matching contributions vest ratably over four years. To date, the Company has not made any discretionary contributions to the 401(k) Plan.

12. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Total revenue	$8,407	$8,270	$6,768	$12,675
Gross profit	6,092	6,025	4,539	10,237
Income (loss) from operations	267	(365)	(2,586)	2,301
Net income (loss)	357	(274)	(2,501)	2,383
Net income (loss) per share applicable to common stockholders(1):
Basic	$—	$(0.02)	$(0.16)	$—
Diluted	$—	$(0.02)	$(0.16)	$—

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Total revenue	$18,925	$19,154	$22,295	$23,696
Gross profit	14,634	15,353	17,745	18,763
Income from operations	6,016	5,053	6,712	5,401
Net income	6,021	5,229	6,813	10,801
Net income per share applicable to common stockholders(1):
Basic	$0.12	$0.11	$0.14	$0.20
Diluted	$0.11	$0.09	$0.12	$0.18

(1)          Net income (loss) per share for all periods presented has been calculated in accordance with SFAS No. 128, as clarified by EITF Issue No. 03-6. See Note 2 for further detail.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11.      Executive Compensation

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14.                 Principal Accounting Fees and Services

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)(1)                    Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2)                    Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)(3)                    Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Eighth Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3*	Amended and Restated Certificate of Incorporation of the Registrant
3.4*	Amended and Restated Bylaws of the Registrant
4.1*	Specimen certificate evidencing shares of common stock
10.1*	Northwest Park Lease, dated August 9, 2004, by and between Seventy One Limited Liability Company and the Registrant
10.2*	Northwest Park Lease, dated July 10, 2006, by and between the Registrant and MTP Limited Partnership
10.3*	Amended and Restated 2000 Equity Incentive Plan
10.4*	Amended and Restated Registration Rights Agreement, dated June 8, 2004, by and between the Registrant and the shareholders named therein
10.5*	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Patrick MeLampy
10.6*	Incentive Stock Option Agreement, dated May 19, 2004, by and between the Registrant and Patrick MeLampy
10.7*	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Dino DiPalma
10.8*	Incentive Stock Option Agreement, dated November 23, 2005, by and between the Registrant and Dino DiPalma
10.9*	Incentive Stock Option Agreement, dated January 19, 2005, by and between the Registrant and Dino DiPalma
10.10*	Incentive Stock Option Agreement, dated August 16, 2004, by and between the Registrant and Dino DiPalma
10.11*	Incentive Stock Option Agreement, dated January 14, 2004, by and between the Registrant and Dino DiPalma
10.12*	Incentive Stock Option Agreement, dated September 17, 2002, by and between the Registrant and Dino DiPalma

10.13*	Employee Stock Purchase Agreement, dated September 15, 2004, by and among the Registrant, Seamus Hourihan and Robert G. Ory, in his capacity as escrow holder
10.14*	Employee Stock Purchase Agreement, dated January 29, 2004, by and among the Registrant, Seamus Hourihan and Robert G. Ory, in his capacity as escrow holder
10.15*	Incentive Stock Option Agreement, dated September 17, 2002, between the Registrant and Seamus Hourihan
10.16*	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Andrew Ory
10.17*	Incentive Stock Option Agreement, dated May 19, 2004, by and between the Registrant and Andrew Ory
10.18*	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Keith Seidman
10.19*	Incentive Stock Option Agreement, dated November 23, 2005, by and between the Registrant and Keith Seidman
10.20*	Incentive Stock Option Agreement, dated August 16, 2004, by and between the Registrant and Keith Seidman
10.21*	Incentive Stock Option Agreement, dated September 18, 2003, by and between the Registrant and Keith Seidman
10.22*	2006 Equity Incentive Plan
10.23*	2006 Director Stock Option Plan
14.1	Code of Ethics
21.1*	Subsidiaries of the Registrant
23.1	Consent of Enst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*                    Incorporated by reference to Registrant’s Form S-1 Registration No. 333-134683

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

aCME pACKET, iNC. (Registrant)
Date: March 15, 2007	By:	/s/ ANDREW D. ORY
Andrew D. Ory President and Chief Executive Officer
Date: March 15, 2007	By:	/s/ KEITH SEIDMAN
Keith Seidman Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and dates indicated.

Signature	Title	Date
/s/ ANDREW D. ORY	President and Chief Executive Officer; Director	March 15, 2007
Andrew D. Ory	(Principal Executive Officer)
/s/ KEITH SEIDMAN	Chief Financial Officer	March 15, 2007
Keith Seidman	(Principal Accounting and Financial Officer)
/s/ GARY J. BOWEN	Director	March 15, 2007
Gary J. Bowen
/s/ DAVID ELSBREE	Director	March 15, 2007
David Elsbree
/s/ ROBERT HOWER	Director	March 15, 2007
Robert Hower
/s/ PATRICK J. MElAMPY	Director	March 15, 2007
Patrick J. MeLampy
/s/ ROBERT G. ORY	Director	March 15, 2007
Robert G. Ory
/s/ SONJA HOEL PERKINS	Director	March 15, 2007
Sonja Hoel Perkins