Form 10-Q
period 2007-03-31
ACME PACKET INC
filed 2007-05-10
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2007: 58,896,044

ACME PACKET, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements (unaudited)

ACME PACKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (unaudited)

 (in thousands, except share and per share data)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$125,083	$118,714
Accounts receivable, net of allowance of $606 and $695, respectively	12,058	14,337
Inventory	6,758	7,211
Restricted cash	150	150
Deferred tax asset	3,515	3,515
Other current assets	1,408	1,531
Total current assets	148,972	145,458
Property and equipment, net	7,020	6,857
Restricted cash	333	329
Deferred tax asset	1,265	1,265
Other assets	14	14
Total assets	$157,604	$153,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,801	$5,354
Accrued expenses and other current liabilities	7,192	7,859
Deferred revenue	10,017	9,401
Total current liabilities	21,010	22,614
Deferred rent	353	372
Contingencies (Note 14)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 shares
Issued and outstanding—0 shares	—	—
Common stock, $0.001 par value:
Authorized—150,000,000 shares
Issued and outstanding— 58,709,281 and 58,565,985 shares at March 31, 2007 and December 31, 2006, respectively	59	59
Additional paid-in capital	131,318	130,306
Retained earnings	4,864	572
Total stockholders’ equity	136,241	130,937
Total liabilities and stockholders’ equity	$157,604	$153,923

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product	$21,217	$17,180
Maintenance, support and service	3,874	1,745
Total revenue	25,091	18,925

Cost of revenue (1):
Product	4,328	3,819
Maintenance, support and service	972	472

Total cost of revenue	5,300	4,291

Gross profit	19,791	14,634

Operating expenses (1):
Sales and marketing	7,643	4,837
Research and development	4,299	2,637
General and administrative	2,520	1,144

Total operating expenses	14,462	8,618

Income from operations	5,329	6,016

Other income :
Interest income, net	1,567	180
Other expense	(18)	(6)

Total other income, net	1,549	174

Income before provision for income taxes	6,878	6,190
Provision for income taxes	2,586	169

Net income	$4,292	$6,021

Net income per share applicable to common stockholders (Note 11):

Basic	$0.07	$0.12

Diluted	$0.06	$0.11

Weighted average number of common shares used in the calculation of net income per share applicable to common stockholders:

Basic	58,461,591	15,755,146

Diluted	66,211,364	19,607,298

(1)               Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$42	$—
Cost of maintenance, support, and service revenue	61	3
Sales and marketing	355	19
Research and development	306	3
General and administrative	180	3

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

 (in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$4,292	$6,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,101	768
Provision for bad debts	54	—
Stock-based compensation expense	944	28
Change in operating assets and liabilities:
Accounts receivable	2,225	1,488
Inventory	453	335
Other current assets	123	(83)
Accounts payable	(1,553)	(585)
Accrued expenses and other current liabilities	(686)	(153)
Deferred revenue	616	915

Net cash provided by operating activities	7,569	8,734

Investing Activities
Purchases of property and equipment	(1,264)	(1,422)
Increase in other assets	(4)	—

Net cash used in investing activities	(1,268)	(1,422)

Financing activities
Proceeds from exercise of stock options	68	108

Net cash provided by financing activities	68	108

Net increase in cash and cash equivalents	6,369	7,420
Cash and cash equivalents at beginning of period	118,714	15,369

Cash and cash equivalents at end of period	$125,083	$22,789

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$1,074	$13

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been prepared in accordance with accounting principles generally accepted  in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.  The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

As of March 31, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes.  See Note 12 for additional information regarding the Company’s adoption of FIN 48.

2. Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  Management evaluates these estimates and assumptions on an ongoing basis.  Significant estimates and adjustments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, inventory allowances, expensing and capitalization of research and development costs for software, the determination of fair value of stock awards issued, warranty allowances, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

3. Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2,  Software Revenue Recognition , SOP 98-9,  Software Revenue Recognition With Respect to Certain Transactions , and the Emerging Issues Task Force (EITF) Issue No. 03-5,  Applicability of AICPA Statement of Position 97-2 to Nonsoftware Deliverables in an Arrangement Containing More-Than-Incidental Software. The Company has determined that the software element of its product is “more than incidental” to its products as a whole. As a result, in accordance with EITF Issue No. 03- 5, the Company is required to recognize revenue under SOP 97-2 and SOP 98-9.

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

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue totaled approximately $2 and $41 for the three months ended March 31, 2007and 2006, respectively.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included approximately $145 and $58 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended March 31, 2007 and 2006, respectively.

4. Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximate their fair market value.  Cash and cash equivalents consisted of the following:

	March 31, 2007	December 31, 2006
Cash	$3,251	$4,378
Money market funds	121,832	114,336
Total cash and cash equivalents	$125,083	$118,714

As of March 31, 2007 and December 31, 2006, the Company had restricted cash in the amount of $483 and  $479, respectively, as collateral related to its facility leases. The Company’s restrictions with respect to the restricted cash amounts expire in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.  In April 2007, the restrictions against $150 associated with the Burlington lease expired.  As a result, this amount has been classified as current as of March 31, 2007 and December 31, 2006.

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

6. Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

Property and equipment consists of the following:

	March 31, 2007	December 31, 2006

Computer hardware and software	$3,766	$3,240
Furniture and fixtures	1,305	1,282
Office and engineering equipment	4,032	3,771
Evaluation systems	6,457	6,018
Leasehold improvements	1,071	1,056
	16,631	15,367
Less accumulated depreciation and amortization	(9,611)	(8,510)
Property and equipment, net	$7,020	$6,857

Depreciation and amortization expense was $1,101 and $768 for the three months ended March 31, 2007 and 2006, respectively.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended March 31,
	2007	2006

Customer A	26%	10%
Customer B	20	*
Customer C	*	16
Customer D	*	16

* Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	March 31, 2007	December 31, 2006

Customer B	32%	*
Customer E	11	10%
Customer F	11	*
Customer C	10	10
Customer G	*	12
Customer H	*	11

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

9. Stock-Based Compensation

Stock Option Plans

In August 2000, the Company adopted the Acme Packet, Inc. 2000 Equity Incentive Plan (the 2000 Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock, and stock grants to purchase up to 3,000,000 shares of common stock. Under the 2000 Plan, ISOs may not be granted at less than fair market value on the date of the grant and all options generally vest over a four-year period and certain options are subject to accelerated vesting based on certain future events. These options expire ten years after the grant date. Employees are allowed to exercise their unvested options in exchange for restricted stock subject to repurchase by the Company. The repurchase rights lapse on the same vesting schedule as the original options.  During the year ended December 31, 2006, the Company increased the number of shares available under the 2000 Plan by an additional 1,200,000 shares, for a total of 12,200,000 shares.  In September 2006, the Company’s Board of Directors (the Board) approved the amended and restated 2000 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company’s initial public offering (IPO). Effective upon the consummation of the IPO, no further awards will be made pursuant to the 2000 Plan, but any outstanding awards under the 2000 Plan will remain in effect and will continue to be subject to the terms of the 2000 Plan.

In September 2006, the Company’s Board of Directors (the Board) approved the 2006 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company’s IPO.  The 2006 Equity Incentive Plan allows the Company to grant ISOs, NSOs, restricted stock and stock grants to employees, consultants, and directors of the Company.  Under the 2006 Equity Incentive Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four year period.  These options expire ten years after the grant date.  The Company has reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Equity Incentive Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 to 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company’s outstanding equity on a fully diluted basis as of the end of the immediately preceding quarter.    The Board may waive the annual increase in whole or in part.  In

November 2006, the Board waived the annual increase pursuant to this provision.  As of March 31, 2007, 1,807,500 shares were available for grant under the 2006 Equity Incentive Plan.

In September 2006, the Board approved the 2006 Director Option Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company’s IPO. Under the 2006 Director Plan, no options may be granted to eligible directors at less than fair market value on the date of grant, and all options will vest over a one year period from the grant date.  These options expire ten years after the grant date.  The Company has reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increases, in whole or in part.  In November 2006, the Board waived the annual increase pursuant to this provision.  As of March 31, 2007, 300,000 shares were available for future issuance under the 2006 Director Option Plan.

Accounting for Stock-Based Compensation

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), which is a revision of SFAS No. 123,  Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25,  Accounting for Stock Issued to Employees, and amends SFAS No. 95,  Statement of Cash Flows . Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company adopted SFAS No. 123(R) starting in its fiscal first quarter of 2006, which began on January 1, 2006.

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

As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company’s IPO, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107,  Share-Based Payment.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 11.25% in the three months ended March 31, 2007 and 2006 in determining the expense recorded in the accompanying consolidated statements of income.  The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2006 was $16.86 and $1.35, respectively.  The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Risk-free interest rate	4.80%	4.59%
Expected volatility	69%	84%
Expected life	6.25 years	6.25 years
Dividend yield	—	—

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

Based on these reassessments, the Company was required to recognize compensation expense of $821 to reflect the difference between the reassessed fair value of the Company’s common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006.  The compensation expense will be recognized over the vesting schedule of the awards commencing in the three-month period ending September 30, 2006.  As a result of these reassessments, the Company recognized compensation expense of $51 during the three months ended March 31, 2007.

Including stock-based compensation expense related to the reassessment of the fair value of the Company’s common stock, for the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense of approximately $944 and $28, respectively.  As of March 31, 2007, there was $13,564 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.82 years.

The following is a summary of the status of the Company’s stock options as of March 31, 2007 and the stock option activity for all stock option plans during the three months ended March 31, 2007:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2006	8,822,694	$0.20 – 18.36	$1.89
Granted	865,000	16.86	16.86
Canceled	(166,875)	0.85 – 7.50	2.54
Exercised	(143,296)	0.20 – 1.00	0.48
Outstanding at March 31, 2007	9,377,523	$0.20 - $18.36	$3.28	$107,495
Exercisable at March 31, 2007	3,179,951	$0.20 - $14.45	$0.66	$43,841
Vested or expected to vest at March 31, 2007(1)	7,889,720	$0.20 – $18.36	$3.09	$91,784

(1)                      This represents the number of vested options as of March 31, 2007 plus the number of unvested options expected to vest as of March 31, 2007 based on the unvested options outstanding at March 31, 2007, adjusted for the estimated forfeiture rate of 11.25%.

(2)                      The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on March 31, 2007 of $14.78 or the date of exercise, as appropriate, and the exercise price of the underlying options.

The range of exercise prices for options outstanding at March 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price per Share

$0.20 to $0.30	1,566,606	$0.24	6.32	1,188,734	$0.23
$0.33 to $0.65	1,727,771	0.57	7.37	822,096	0.56
$0.85 to $1.00	2,525,146	0.96	8.53	822,009	0.96
$1.10 to $3.40	1,758,000	2.01	7.22	334,612	1.22
$4.50 to $14.45	757,500	7.42	9.44	12,500	14.45
$16.86 to $18.36	1,042,500	17.12	9.85	—	—

Total	9,377,523	$3.28	7.92	3,179,951	$0.66

10. Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive income for all periods presented does not differ from the net reported income.

11. Net Income Per Share

Through December 31, 2006, the Company calculated net income per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6,  Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share . EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible preferred stock represents a participating security and therefore has adopted the provisions of EITF Issue No. 03-6 for all periods presented.

Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s charter and then to common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method.

Commencing on January 1, 2007, EITF Issue No. 03-6 no longer applied due to the conversion of all shares of convertible preferred stock outstanding upon the completion of the Company’s IPO.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2007	2006

Numerator:
Net income	$4,292	$6,021

Allocation of net income:
Basic:
Net income applicable to preferred stockholders	$—	$4,052
Net income applicable to common stockholders	4,292	1,969

Net income	$4,292	$6,021

Diluted:
Net income applicable to preferred stockholders	$—	$3,767
Net income applicable to common stockholders	4,292	2,254

Net income	$4,292	$6,021

Denominator:
Weighted-average shares of common stock outstanding	58,643,246	16,128,228
Less: Weighted-average number of unvested restricted common shares outstanding	(181,655)	(373,082)
Weighted-average number of common shares used in calculating basic net income per common shares	58,461,591	15,755,146
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	7,443,118	3,479,070
Weighted-average number of unvested restricted common shares outstanding	181,655	373,082
Weighted-average number of common shares issuable upon exercise of common stock warrant	125,000	—
Weighted-average number of common shares used in computing diluted net income per common share	66,211,364	19,607,298

Calculation of net income per common share:
Basic:
Net income applicable to common stockholders	$4,292	$1,969

Weighted-average number of common shares used in calculating basic net income per common share	58,461,591	15,755,146
Net income per share applicable to common stockholders:	$0.07	$0.12

Diluted:
Net income applicable to common stockholders	$4,292	$2,254

Weighted-average number of common shares used in calculating diluted net income per common share	66,211,364	19,607,298
Net income per share applicable to common stockholders:	$0.06	$0.11

12. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the three months ended March 31, 2007 and 2006, the Company’s effective tax rates were 38% and 3%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of March 31, 2007 of approximately $4,780. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

13.  Stockholders’ Equity

In September 2006, the Board of Directors approved an amendment and restatement of the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 61,000,000 to 150,000,000, to authorize 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and to eliminate all reference to the designated Series Preferred Stock.

On October 13, 2006, the Company completed its IPO of common stock in which the Company sold and issued 9,721,179 shares of the Company’s common stock, including 1,721,179 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. The Company raised a total of $92,351 in gross proceeds from the IPO, or $83,159 in net proceeds after deducting underwriting discounts and commissions of $6,465 and other estimated offering costs of approximately $2,727. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32,190,359 shares of common stock.

Warrants

In connection with a previously expired capital equipment line of credit, the Company issued a warrant to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share.  At December 31, 2005 and March 31, 2007, there were 125,000 shares of the Company’s common stock reserved for the exercise of the warrant. The warrant expires on June 22, 2011.  Upon the closing of the Company’s IPO in October 2006, all warrants outstanding converted into warrants to purchase shares of the Company’s common stock at an exercise price of $1.39 per share. Subsequent to March 31, 2007, the holder of the warrant exercised all outstanding warrants in a non-cash exercise. As a result, the Company issued 112,571 shares of the Company’s common stock to satisfy the exercise of all outstanding warrants.

14. Contingencies

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2007 and December 31, 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

15. Accrued Expenses and Other Current Liabilities

	March 31,	December 31,
	2007	2006
Accrued compensation and related benefits	$2,196	$3,339
Accrued sales and use taxes	1,303	2,293
Accrued income taxes	2,429	925
Accrued warranty	637	461
Other accrued liabilities	627	841
Total	$7,192	$7,859

16. Segment Information

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

Geographic Data

For three months ended March 31, 2007 and 2006, operations related to the Company’s foreign subsidiaries are not material to the accompanying consolidated financial statements taken as a whole.

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2007	2006

United States and Canada	$12,670	$11,389
International	12,421	7,536
Total	$25,091	$18,925

17. Recent Accounting Pronouncements

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effect, if any, SFAS No. 159 will have on its consolidated financial position and results of operations.

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

•                    the  spending of our proceeds from our initial public offering; and

•                    our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those factors we discuss in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q.  These risk factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.

Overview

Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across IP network borders. As of March 31, 2007, 390 service providers in 77 countries have deployed our products. We sell our products and support services through our direct sales force and approximately 30 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain and Tokyo, Japan. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Israel, Italy, Korea, Malaysia, Mexico, Peru, Russia, South Africa, Thailand and the United Kingdom and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

In October 2006, we completed an initial public offering (IPO) of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. Upon the closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into 32.2 million shares of common stock.

Revenue

We derive product revenue from the sale of our Net-Net hardware and the licensing of our Net-Net software. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position, or SOP, 97-2,  Software Revenue Recognition , as amended by SOP 98-9,  Software Revenue Recognition with Respect to Certain Transactions . For arrangements that include customer acceptance or other material non-standard terms, we defer revenue recognition until after delivery, and all other criteria for revenue recognition have been met.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 164 employees and full-time independent contractors at December 31, 2005 to 275 employees and full-time independent contractors at March 31, 2007. We expect to continue to hire significant numbers of new employees to support our growth.

Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect absolute dollar increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities with the intent to grow our revenue.  However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

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

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant. Effective in the first quarter of fiscal 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R),  Share Based Payment . SFAS No. 123(R) addresses all forms of stock-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value. We continue to evaluate the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. We currently expect that our adoption of SFAS No. 123(R) will adversely affect our operating results to some extent in future periods. For the three months ended March 31, 2007 and 2006, we recorded non-cash expenses of $944,000 and $28,000, respectively  in connection with stock-based payment awards. Based on options granted in 2006 and 2007, a future expense of non-vested options of $13.5 million is expected to be recognized over a weighted-average period of 2.82 years. The adoption of SFAS No. 123 (R) will have no effect on our financial position or cash flow for any period.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements included in our Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Stock-Based Compensation

Prior to January 1, 2006, we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure  (SFAS No. 148), which allowed companies to apply the existing accounting rules under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method.  Under the intrinsic-value method, compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment using the prospective transition method.  In accordance with SFAS No. 123(R) we have elected to use the Black-Scholes pricing model to determine the weighted average fair value of stock options granted.  We will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.  The weighted-average fair values of the options granted during the three months ended March 31, 2007 and 2006 were $16.86 and $1.35, respectively, utilizing the following assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Risk-free interest rate	4.80%	4.59%
Expected volatility	69%	84%
Expected life	6.25 years	6.25 years
Dividend yield	—	—

As there was no public market for our common stock as of March 31, 2006 and limited historical information on the volatility of our common stock since the date of our initial public offering in October 2006, we determined the volatility for options granted in the three months ended March 31, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107,  Share-Based Payment.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 11.25% in the three months ended March 31, 2007 and 2006 in determining the expense recorded in the accompanying consolidated statement of income.

In connection with the preparation for the initial public offering of the our common stock, we reassessed the valuations of its common stock during 2005 and 2006, in light of the AICPA’s Practice Aid,  Valuation of Privately-Held-Company Equity Securities Issued as Compensation . As a result, we reassessed the fair value of our common stock as of December 14, 2005, December 23, 2005, February 7, 2006 and March 15, 2006.

Based on these reassessments, we are required to recognize compensation expense of $821,000 to reflect the difference between the reassessed fair value of the our common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006.  The compensation expense will be recognized over the vesting schedule of the awards. As a result of these reassessments, we recognized compensation expense of approximately $51,000 during the three months ended March 31, 2007 to reflect the difference between the reassessed fair value of our stock and the grant price for the stock-based awards granted. The compensation expense will continue to be recognized over the vesting schedule of the awards.

Including stock-based compensation expense related to the reassessment of the fair value of our common stock, for the three months ended March 31, 2007 and 2006, we recorded stock-based compensation expense of $944,000 and $28,000, respectively.  As of March 31, 2007 there was $13.6 million of unrecognized compensation expense related to non-vested stock-option awards that is expected to be recognized over a weighted-average period of 2.82 years.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of March 31, 2007, the allowance for doubtful accounts was $606,000.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109,  Accounting for Income Taxes , which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

We adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the three months ended March 31, 2007 and 2006, the Company’s effective tax rates were 38% and 3%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of March 31, 2007 of approximately $4,780. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenue

	Three Months Ended March 31,
	2007		2006
		Percentage of Total		Percentage of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$21,217	85%	$17,180	91%	$4,037	23%
Maintenance, support and service revenue	3,874	15	1,745	9	2,129	122

Total revenue	$25,091	100%	$18,925	100%	$6,166	33%

Revenue by Geography:
United States and Canada	$12,670	50%	$11,389	60%	$1,281	11%
International	12,421	50	7,536	40	4,885	65

Total revenue	$25,091	100%	$18,925	100%	$6,166	33%

Revenue by Sales Channel:
Direct	$12,026	48%	$10,162	54%	$1,864	18%
Indirect	13,065	52	8,763	46	4,302	49

Total revenue	$25,091	100%	$18,925	100%	$6,166	33%

The $4.0 million increase in product revenue was a result of an increase in the number of systems sold in the three months ended March 31, 2007, which reflected the growth in the worldwide market for our products.  This growth was realized through both direct and indirect sales channels. Direct product revenues increased $400,000 which was attributable to our international customers. Indirect product revenues increased $3.6 million, which  was attributable to our international customers. An increase in the average selling price of our systems due to changes in our product software configuration mix also contributed to the increase in product revenue for the three months ended March 31, 2007. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

The $2.1 million increase in maintenance, support and service revenue was attributable primarily to the $1.7 million increase in maintenance and support fees associated with the growth in our installed product base and, to a lesser extent, the $384,000 increase in installation and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2007		2006
		Percentage of Related		Percentage of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$4,328	20%	$3,819	22%	$509	13%
Maintenance, support and service	972	25	472	27	500	106

Total cost of revenue	$5,300	21%	$4,291	23%	$1,009	24%

Gross Profit:
Product	$16,889	80%	$13,361	78%	$3,528	26%
Maintenance, support and service	2,902	75	1,273	73	1,629	128

Total gross profit	$19,791	79%	$14,634	77%	$5,157	35%

The $509,000 increase in product cost of revenue was attributable to the increase in the number of systems sold during the three months ended March 31, 2007.

The $500,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead associated with increases in support and training personnel as well as increased warranty costs associated with the increase in the installed product base covered under our warranty programs.

Product gross margin increased by 2 percentage points, as a result of both reduced per system costs paid to our third party manufacturers and an increase in the average selling price of our systems as a result of the changes in product configuration mix reflecting systems sales with a higher software content. The reduced cost per system paid to our contract manufacturers was attributable to the ability of our contract manufacturers to purchase components at a lower cost due to the increase in the volume of orders placed with our contract manufacturers as well as labor and overhead efficiencies realized as a result of increased manufacturing volume. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

Gross margin on maintenance, support and service revenue increased by 2 percentage points as a result of an increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs.

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

Operating Expenses

	Three Months Ended March 31,
	2007		2006
		Percentage of Total		Percentage of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$7,643	31%	$4,837	25%	$2,806	58%
Research and development	4,299	17	2,637	14	1,662	63
General and administrative	2,520	10	1,144	6	1,376	120

Total operating expenses	$14,462	58%	$8,618	45%	$5,844	68%

Of the $2.8 million increase in sales and marketing expense, (a) $1.7 million was attributable to higher salaries, commissions and benefits associated with a 48% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $336,000 was attributable to the effect of stock-based compensation expense, (c) $396,000 was attributable to increased travel and related expense and (d) the balance was primarily attributable to increased expenses associated with expanded marketing programs, including trade shows and overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.   However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

Of the $1.6 million increase in research and development expense, $1.1 million  was attributable to higher salaries and benefits associated with a 43% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected an increase in depreciation expense of $229,000 associated with our investment in equipment to support new product development and an increase of $303,000 attributable to the effect of stock-based compensation expense.  The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and to increase as a percentage of total revenue for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

Of the $1.4 million increase in general and administrative expense, (a) $329,000 was attributable primarily to higher salaries and benefits related to a 53% increase in general and administrative headcount, (b) $311,000 was attributable to an increase in facilities expense, including rent, utilities and depreciation expense associated with the overall increase in our employee headcount, (c) $177,000 was attributable to the effect of stock-based compensation expense and (d)  $188,000 was attributable  to increased insurance premiums associated with being a publicly traded company.  We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of revenue as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Three Months Ended March 31,
	2007		2006
		Percentage of Total		Percentage of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$5,329	21%	$6,016	32%	$(687)	(11)%
Interest income, net	1,567	6	180	1	1,387	770
Other expense	(18)	—	(6)	—	(12)	*

Income before provision for income taxes	$6,878	27%	$6,190	33	$688	11
Provision for income taxes	2,586	10	169	1	2,417	1,430
Net Income	$4,292	17%	6,021	32%	$(1,729)	(29)%

*                                         Not meaningful.

The $687,000 million decrease in income from operations resulted from a $5.8 million increase in total operating expenses, offset in part by a $5.2 million increase in gross profit.

Interest income, net consisted of interest income generated from the investment of our cash balances. The increase in interest income reflected both higher average cash balances during the three months ended March 31, 2007, as a result of our initial public offering in October 2006 and cash provided by operating activities as well as higher interest rates during the period.

Other expense consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges.

Provision for Income Taxes

For the three months ended March 31, 2007 and 2006, the Company’s effective tax rates were 38% and 3%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of March 31, 2007 of approximately $4,780. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

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

Key measures of our liquidity are as follows:

	As of and for the Three Months Ended March 31, 2007	As of and for the Year Ended December 31, 2006
	(in thousands)
Cash and cash equivalents	$125,083	$118,714
Accounts receivable, net	12,058	14,337
Working capital	127,962	122,844
Cash provided by operating activities	7,569	26,331
Cash provided by financing activities	68	83,483

Cash and cash equivalents.    Our cash and cash equivalents at March 31, 2007 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $483,000 and $479,000 at March 31, 2007 and December 31, 2006, respectively, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters facilities in Burlington, Massachusetts, our office facility in Madrid, Spain and our former headquarters in Woburn, Massachusetts.

Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) 90 days. DSO was 43 days at March 31, 2007 and 54 days at December 31, 2006.  The relatively low DSO at March 31, 2007 reflected an unusually high level of payments received from customers prior to the time revenue could be recognized on these transactions.

Operating activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debts, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2007 was $7.6 million and consisted of $4.3 million of net income, non-cash adjustments of $2.1 million (consisting of $1.1 million of depreciation and amortization and $1.0 million of stock-based compensation expense and provision for bad debts), and $1.2 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $2.2 million decrease in accounts receivable, a $600,000 increase in deferred revenue, a $500,000 decrease in inventory and a $100,000 decrease in prepaid and other current assets. These decreases were primarily attributable to increased collection activities and timing of customer payments. Cash provided by working capital and other activities was partially offset by a $2.2 million decrease in accounts payable and accrued expenses.

Equity financing activities.   In October 2006, we completed an initial public offering of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. In addition we received proceeds from the exercise of common stock options in the amount of $69 and $108 during the three months ended March 31, 2007 and 2006, respectively.

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

Requirements

Capital expenditures.    We have made capital expenditures primarily for equipment to support product development and other general purposes to support our growth, and evaluation systems for customer sales opportunities. Our capital expenditures totaled $1.3 million in the three months ended March 31, 2007. We expect to spend an additional $5.6 million in capital expenditures in the remainder of fiscal 2007, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters facilities  in Burlington, Massachusetts and our office facilities in Madrid, Spain. The following table sets forth our commitments to settle contractual obligations in cash after March 31, 2007:

	Balance 2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Operating leases as of March 31, 2007	$919	$1,265	$1,327	$707	$38	$4,256

Off-Balance-Sheet Arrangements

As of March 31 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of March 31, 2007, our foreign exchange exposure would have fluctuated by less than $10,000.

Interest Rate Risk

At March 31, 2007, we had unrestricted cash and cash equivalents totaling $125.1million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4.    Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K, some of which are updated below.  These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these  factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 19 of this Quarterly Report on Form 10-Q.

Risks Relating to Our Business

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may account for a significant percentage of our revenue. For example, two customers accounted for 27% of our total revenue in 2006 and two customers accounted for 46% of our total revenue for the three months ended March 31, 2007. Additionally, we do not have and we do not enter into long-term purchase contracts with our customers, and have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them, would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

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

For example, we recognize our product software license revenue in accordance with AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, and related amendments and interpretations contained in SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions . The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the future we may have to defer recognition for license fees due to several factors, including whether a transaction involves:

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

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and are recognizing compensation costs on a straight-line basis over our awards’ vesting periods. We adopted SFAS No. 123(R) on January 1, 2006. During fiscal year 2006 and the three months ended March 31, 2007 we recognized stock-based compensation expense of $867,000 and $944,000, respectively.

Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our revenue generated in foreign countries, and our overall operating results.

We have employees in Argentina, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, Malaysia, Mexico, Peru, Russia, Spain, South Africa, Thailand and the United Kingdom. In the coming years, we may find that the success of our business may depend, in part, on our ability to expand further into international markets. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

We significantly expanded our operations in 2006 and the first three months of 2007. For example, during the period from December 31, 2005 through March 31, 2007, we increased the number of our employees and full-time independent contractors by 68%, from 164 to 275, and we opened new sales offices in Spain. In addition, our total operating expenses for the year ended December 31, 2006 increased by 59% as compared to the fiscal year ended

December 31, 2005, and for the three months ended March 31, 2007 were 68% higher than for the three months ended March 31, 2006. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

In October 2006, we completed an IPO of common stock pursuant to a registration statement on Form S-1 (Registration No. 333-134683) which the SEC declared effected on October 12, 2007.  Pursuant to the registration statement, we registered the offering and sale of an aggregate of 9,721,179 shares of our common stock, and another 3,474,528 shares of our common stock sold by selling stockholders.  The offering did not terminate until the sale of all of the shares registered on the registration statement.  We sold and issued 9,721,179 shares of our common stock, including 1,721,179 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share.  The underwriters for the offering were Goldman, Sachs & Co., Credit Suisse, JPMorgan and ThinkEquity Partners LLC.

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

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

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

ACME PACKET, INC (Registrant)

	By:	/s/ Andrew D. Ory
Date: May 10, 2007		Andrew D. Ory Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Keith Seidman
Keith Seidman Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)