Form 10-Q
period 2007-06-30
ACME PACKET INC
filed 2007-08-13
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2007: 59,648,775

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
Table of Contents

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements (unaudited)

ACME PACKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$126,139	$118,714
Accounts receivable, net of allowance of $616 and $695, respectively	16,863	14,337
Inventory	7,758	7,211
Restricted cash	—	150
Deferred tax asset	3,515	3,515
Other current assets	1,369	1,531
Total current assets	155,644	145,458
Property and equipment, net	7,320	6,857
Restricted cash	333	329
Deferred tax asset	1,265	1,265
Other assets	14	14
Total assets	$164,576	$153,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,872	$5,354
Accrued expenses and other current liabilities	6,342	7,859
Deferred revenue	9,938	9,401
Total current liabilities	21,152	22,614
Deferred rent	334	372
Contingencies (Note 14)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized - 5,000,000 shares
Issued and outstanding - 0 shares	—	—
Common stock, $0.001 par value:
Authorized – 150,000,000 shares
Issued and outstanding - 59,647,942 and 58,565,985 shares at June 30, 2007 and December 31, 2006, respectively	60	59
Additional paid-in capital	133,549	130,306
Retained earnings	9,481	572
Total stockholders’ equity	143,090	130,937
Total liabilities and stockholders’ equity	$164,576	$153,923

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product	$22,846	$16,006	$44,063	$33,186
Maintenance, support and service	4,178	3,148	8,052	4,893
Total revenue	27,024	19,154	52,115	38,079

Cost of revenue (1):
Product	4,265	2,974	8,593	6,793
Maintenance, support and service	1,216	827	2,188	1,299

Total cost of revenue	5,481	3,801	10,781	8,092

Gross profit	21,543	15,353	41,334	29,987

Operating expenses (1):
Sales and marketing	8,464	5,609	16,107	10,446
Research and development	4,860	3,140	9,159	5,777
General and administrative	2,631	1,551	5,151	2,695

Total operating expenses	15,955	10,300	30,417	18,918

Income from operations	5,588	5,053	10,917	11,069

Other income (expense):
Interest income, net	1,597	332	3,164	512
Other income (expense)	8	(16)	(10)	(22)

Total other income, net	1,605	316	3,154	490

Income before provision for income taxes	7,193	5,369	14,071	11,559
Provision for income taxes	2,576	140	5,162	309

Net income	$4,617	$5,229	$8,909	$11,250

Net income per share applicable to common stockholders (Note 11):

Basic	$0.08	$0.11	$0.15	$0.23

Diluted	$0.07	$0.09	$0.13	$0.21

Weighted average number of common shares used in the calculation of net income per share applicable to common stockholders:
Basic	59,099,914	16,048,107	58,776,394	15,902,307

Diluted	65,851,496	21,448,662	66,041,004	20,142,747

(1)   Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$70	$4	$112	$4
Cost of maintenance, support, and service revenue	97	6	158	9
Sales and marketing	595	55	950	74
Research and development	486	46	792	49
General and administrative	301	7	481	10

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$8,909	$11,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,314	1,567
Provision for bad debts	136	81
Stock-based compensation expense	2,493	146
Change in operating assets and liabilities:
Accounts receivable	(2,662)	(829)
Inventory	(547)	(47)
Other current assets	162	(247)
Accounts payable	(482)	430
Accrued expenses and other current liabilities	(1,555)	1,506
Deferred revenue	537	7,546

Net cash provided by operating activities	9,305	21,403

Investing activities
Purchases of property and equipment	(2,777)	(3,414)
Increase in other assets	146	(391)

Net cash used in investing activities	(2,631)	(3,805)

Financing activities
Proceeds from exercise of stock options	758	130
Repurchase of common stock	(7)	—

Net cash provided by financing activities	751	130

Net increase in cash and cash equivalents	7,425	17,728
Cash and cash equivalents at beginning of period	118,714	15,369

Cash and cash equivalents at end of period	$126,139	$33,097

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.  The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

As of June 30, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes.  See Note 12 for additional information regarding the Company’s adoption of FIN 48.

2. Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  Management evaluates these estimates and assumptions on an ongoing basis.  Significant estimates and assumptions relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, expensing and capitalization of research and development costs for software, stock-based compensation expense, warranty allowances, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue totaled approximately $29 and $9 for the three months ended June 30, 2007and 2006, respectively.  Reimbursed shipping and handling costs included in service revenue and costs of service revenue totaled approximately $31 and $50 for the six months ended June 30, 2007 and 2006, respectively.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included approximately $159 and $150 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended June 30, 2007 and 2006, respectively.  The Company included approximately $303 and $208 of out-of-pocket expenses in service revenue and cost of service revenue in the six months ended June 30, 2007 and 2006, respectively.

4. Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximate their fair market value.  Cash and cash equivalents consisted of the following:

	June 30, 2007	December 31, 2006
Cash	$6,229	$4,378
Money market funds	119,910	114,336
Total cash and cash equivalents	$126,139	$118,714

As of June 30, 2007 and December 31, 2006, the Company had restricted cash in the amount of $333 and $479, respectively, as collateral related to its facility leases. The Company’s restrictions with respect to this amount expire in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.  In April 2007, the restrictions against $150 associated with the Burlington lease expired.  As a result, this amount has been classified as current as of December 31, 2006.

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

When products have been delivered, but the revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria required by SOP 97-2, the Company includes the costs for the delivered products in inventory until recognition of the related revenue occurs.

6. Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

Property and equipment consists of the following:

	June 30, 2007	December 31, 2006

Computer hardware and software	$4,047	$3,240
Furniture and fixtures	1,374	1,282
Office and engineering equipment	4,517	3,771
Evaluation systems	7,121	6,018
Leasehold improvements	1,085	1,056
	18,144	15,367
Less accumulated depreciation and amortization	(10,824)	(8,510)
Property and equipment, net	$7,320	$6,857

Depreciation expense was $1,213 and $799 for the three months ended June 30, 2007 and 2006, respectively, and $2,314 and $1,567 for the six months ended June 30, 2007 and 2006, respectively.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Customer A	16%	10%	15%	*	%
Customer B	12	*	16	10
Customer C	*	25	17	17
Customer D	*	*	*	11

* Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	June 30, 2007	December 31, 2006

Customer A	24%	*	%
Customer B	24	12
Customer E	15	10
Customer F	*	11
Customer D	*	10

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

The following is a summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2007:

Balance at December 31, 2006	$461
Provision for warranty costs	556
Uses	(344)
Balance at June 30, 2007	$673

9. Stock-Based Compensation

Stock Option Plans

In August 2000, the Company adopted the Acme Packet, Inc. 2000 Equity Incentive Plan (the 2000 Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock, and stock grants to purchase up to 3,000,000 shares of common stock. Under the 2000 Plan, ISOs may not be granted at less than fair market value on the date of the grant and all options generally vest over a four-year period and certain options are subject to accelerated vesting based on certain future events. These options expire ten years after the grant date. During the year ended December 31, 2006, the Company increased the number of shares available under the 2000 Plan by an additional 1,200,000 shares, for a total of 12,200,000 shares.  In September 2006, the Company’s Board of Directors (the Board) approved the amended and restated 2000 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company’s initial public offering (IPO) in October 2006. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 2000 Plan, but any outstanding awards under the 2000 Plan will remain in effect and will continue to be subject to the terms of the 2000 Plan.

In September 2006, the Board approved the 2006 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company’s IPO.  The 2006 Equity Incentive Plan allows the Company to grant ISOs, NSOs, restricted stock and stock grants to employees, consultants, and directors of the Company.  Under the 2006 Equity Incentive Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four year period.  These options expire ten years after the grant date.  The Company has reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Equity Incentive Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 to 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company’s outstanding equity on a fully diluted basis as of the end of the immediately preceding quarter.    The Board may waive the annual increase in whole or in part.  In November 2006, the Board waived the annual increase pursuant to this provision.  As of June 30, 2007, 1,510,000 shares were available for grant under the 2006 Equity Incentive Plan.

In September 2006, the Board approved the 2006 Director Option Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company’s IPO. Under the 2006 Director Plan, no options may be granted to eligible directors at less than fair market value on the date of grant, and all options will vest over a one year period from the grant date.  These options expire ten years after the grant date.  The Company has reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increases, in whole or in part.  In November 2006, the Board waived the annual increase pursuant to this provision.  Pursuant to the terms of the Plan, on May 22, 2007, the Company granted each non-employee director an option to purchase 12,500 shares.  As of June 30, 2007, 250,000 shares were available for future issuance under the 2006 Director Option Plan.

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

As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company’s IPO, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 7.00% and 11.25% in the three and six months ended June 30, 2007 and 2006, respectively, in determining the expense recorded in the accompanying consolidated statements of income.  The weighted-average fair values of options granted were $7.72 and $10.21 for the three and six months ended June 30, 2007, respectively, and $2.52 and $1.93 for the three and six months ended June 30, 2006, respectively.  The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Risk-free interest rate	4.60%	5.04%	4.74%	4.82%
Expected volatility	65%	82%	68%	84%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Dividend yield	—%	—%	—%	—%

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

Based on these reassessments, the Company was required to recognize compensation expense of $821 to reflect the difference between the reassessed fair value of the Company’s common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006.  This compensation expense is being recognized over the vesting schedule of the awards commencing in the three-month period ended September 30, 2006.  As a result of these reassessments, the Company recognized compensation expense of $47 and $98 during the three and six months ended June 30, 2007.

Including stock-based compensation expense related to the reassessment of the fair value of the Company’s common stock, the Company recorded stock-based compensation expense of $1,549 and $2,493 for the three and six months ended June 30, 2007 and $118 and $146 for the three and six months ended June 30, 2006, respectively.  As of June 30, 2007, there was $15,320 of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.64 years.

The following is a summary of the status of the Company’s stock options as of June 30, 2007 and the stock option activity for all stock option plans during the six months ended June 30, 2007:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2006	8,822,694	$0.20 – 18.36	$1.89
Granted	1,232,500	12.01 – 16.86	15.43
Canceled	(202,812)	0.65 – 16.86	3.83
Exercised	(999,594)	0.20 – 4.50	0.76		$10,725
Outstanding at June 30, 2007	8,852,788	$0.20 – 18.36	$3.86	7.81	$73,953
Exercisable at June 30, 2007	2,949,890	$0.20 – 14.45	$0.87	7.76	$31,411
Vested or expected to vest at June 30, 2007(1)	7,913,316	$0.20 – 18.36	$3.75	6.76	$66,757

(1)        This represents the number of vested options as of June 30, 2007 plus the number of unvested options expected to vest as of June 30, 2007 based on the unvested options outstanding at June 30, 2007, adjusted for the estimated forfeiture rate of 7.00%.

(2)        The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2007 of $11.49 or the date of exercise, as appropriate, and the exercise price of the underlying options.

The range of exercise prices for options outstanding at June 30, 2007 were as follows:

	Options Outstanding
		Weighted	Weighted	Options Exercisable
		Average	Average		Weighted
		Exercise	Remaining		Average
	Number	Price per	Contractual	Number of	Exercise Price
Range of Exercise Price	of Shares	Share	Life (in years)	Shares	per Share

$0.20 to $0.30	1,307,033	$0.24	6.11	1,014,401	$0.23
$0.33 to $0.65	1,442,703	0.57	6.94	659,124	0.54
$0.85 to $1.00	2,336,503	0.96	8.46	790,182	0.96
$1.10 to $3.40	1,621,549	2.01	6.83	451,183	1.78
$4.50 to $14.45	1,122,500	8.95	9.41	35,000	11.61
$16.86 to $18.36	1,022,500	17.12	9.55	—	—

Total	8,852,788	3.86	7.81	2,949,890	0.87

A summary of the status of the Company’s unvested restricted common, as of June 30, 2007, and the changes during the six months ended June 30, 2007, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2006	217,487	$0.36
Grants	—	—
Vested	(68,125)	0.32
Forfeited	(30,208)	0.26
Unvested shares at June 30, 2007	119,154	$0.41

10. Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive income for all periods presented does not differ from the reported net income.

11. Net Income Per Share

Through December 31, 2006, the Company calculated net income per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6,  Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company determined that its convertible preferred stock represented a participating security and therefore adopted the provisions of EITF Issue No. 03-6 for all periods through December 31, 2006.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Net income, as reported	$4,617	$5,229	$8,909	$11,250

Allocation of net income:
Basic:
Net income applicable to preferred stockholders	$—	$3,489	$—	$7,530
Net income applicable to common stockholders	4,617	1,740	8,909	3,720

Net income	$4,617	$5,229	$8,909	$11,250

Diluted:
Net income applicable to preferred stockholders	$—	$3,202	$—	$6,930
Net income applicable to common stockholders	4,617	2,027	8,909	4,320

Net income	$4,617	$5,229	$8,909	$11,250

Denominator:
Weighted-average shares of common stock outstanding	59,238,764	16,374,802	58,942,650	16,252,196
Less: Weighted-average number of unvested restricted common shares outstanding	(138,850)	(326,695)	(166,256)	(349,889)
Weighted-average number of common shares used in calculating basic net income per common shares	59,099,914	16,048,107	58,776,394	15,902,307
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	6,611,681	5,073,860	7,037,839	3,890,551
Weighted-average number of unvested restricted common shares outstanding	134,406	326,695	161,854	349,889
Weighted-average number of common shares issuable upon exercise of common stock warrant	5,495	—	64,917	—
Weighted-average number of common shares used in computing diluted net income per common share	65,851,496	21,448,662	66,041,004	20,142,747

Calculation of net income per common share:
Basic:
Net income applicable to common stockholders	$4,617	$1,740	$8,909	$3,720

Weighted-average number of common shares used in calculating basic net income per common share	59,099,914	16,048,107	58,776,394	15,902,307
Net income per share applicable to common stockholders:	$0.08	$0.11	$0.15	$0.23

Diluted:
Net income applicable to common stockholders	$4,617	$2,027	$8,909	$4,320

Weighted-average number of common shares used in calculating diluted net income per common share	65,851,496	21,448,662	66,041,004	20,142,747
Net income per share applicable to common stockholders:	$0.07	$0.09	$0.13	$0.21

12. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

For the three and six months ended June 30, 2007, the Company’s effective tax rates were 36% and 37%, respectively.   For the three and six months ended June 30, 2006 the Company’s effective tax rate was 3%.  The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of June 30, 2007 of approximately $4,780. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that taxable income available or expected to be available in the future in the carryover period against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

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

On October 13, 2006, the Company completed its IPO of common stock in which the Company sold and issued 9,721,179 shares of common stock, including 1,721,179 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. The Company raised a total of $92,351 in gross proceeds from the IPO, or $83,159 in net proceeds after deducting underwriting discounts and commissions of $6,465 and other estimated offering costs of approximately $2,727. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32,190,359 shares of common stock.

Warrants

In connection with a previously expired capital equipment line of credit, the Company issued a warrant to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share.  At December 31, 2006, there were 125,000 shares of the Company’s common stock reserved for the exercise of the warrant. The warrant expires on June 22, 2011.  Upon the closing of the Company’s IPO in October 2006, all warrants outstanding converted into warrants to purchase shares of the Company’s common stock at an exercise price of $1.39 per share. On April 5, 2007, the holder of the warrant exercised all outstanding warrants in a non-cash exercise. As a result, the Company issued 112,571 shares of the Company’s common stock to satisfy the exercise of all outstanding warrants.

14. Contingencies

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2007 and December 31, 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

15. Accrued Expenses and Other Current Liabilities

	June 30,	December 31,
	2007	2006
Accrued compensation and related benefits	$3,645	$3,339
Accrued sales and use taxes	1,371	2,293
Accrued income taxes	70	925
Accrued warranty	673	461
Other accrued liabilities	583	841
Total	$6,342	$7,859

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

Geographic Data

For three and six months ended June 30, 2007 and 2006, operations related to the Company’s foreign subsidiaries are not material to the accompanying consolidated financial statements taken as a whole.

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

United States and Canada	$14,912	$13,289	$27,582	$24,678
International	12,112	5,865	24,533	13,401
Total	$27,024	$19,154	$52,115	$38,079

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

In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effect, if any, SFAS No. 159 will have on its consolidated financial position and results of operations.

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

•              our spending of our proceeds from our public offering; and

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

Overview

Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across IP network borders. As of June 30, 2007, 424 service providers in 81countries have deployed our products. We sell our products and support services through our direct sales force and approximately 30 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain and Tokyo, Japan. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Korea, Malaysia, Mexico, the Netherlands, Peru, Russia, South Africa, Thailand and the United Kingdom and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 164 employees and full-time independent contractors at December 31, 2005 to 303 employees and full-time independent contractors at June 30, 2007. We expect to continue to hire significant numbers of new employees to support our growth.

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

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense.  Effective in the first quarter of fiscal 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of stock-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value. We continue to evaluate the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. We currently expect that our adoption of SFAS No. 123(R) will adversely affect our operating results to some extent in future periods.  We recorded non-cash expenses in connection with stock-based payment awards of $1.5 million and $2.5 million for the three and six months ended June 30, 2007, respectively, and $118,000 and $146,000 for the three and six months ended June 30, 2006, respectively. Based on options granted in 2006 and 2007, a future expense of unvested options of $15.3 million is expected to be recognized over a weighted-average period of 2.64 years.  The adoption of SFAS No. 123(R) will have no effect on out financial position or cash flow for any period.

Other Income (Expense), Net

Other income (expense) primarily consists of interest income earned on cash balances. We historically have invested our cash in money market funds. Other income (expense) also includes gains (losses) from foreign currency translation adjustments of our foreign subsidiaries. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense).

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

Stock-Based Compensation

Prior to January 1, 2006, we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure   (SFAS No. 148), which allowed companies to apply the existing accounting rules under Accounting Principles Board (APB) Opinion No. 25,  Accounting for Stock Issued to Employees.  Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method.  Under the intrinsic-value method, compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R),  Share-Based Payment using the prospective transition method.  In accordance with SFAS No. 123(R) we have elected to use the Black-Scholes pricing model to determine the weighted average fair value of stock options granted.  We will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.  The weighted-average fair values of the options granted were $7.72 and $10.21 for the three and six months ended June 30, 2007, respectively, and $2.52 and $1.93 for the three and six months ended June 30, 2006, respectively, utilizing the following assumptions:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Risk-free interest rate	4.60%	5.04%	4.74%	4.82%
Expected volatility	65%	82%	68%	84%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Dividend yield	—%	—%	—%	—%

As there was no public market for our common stock as of June 30, 2006 and limited historical information on the volatility of our common stock since the date of our initial public offering in October 2006, we determined the volatility for options granted in the three and six months ended June 30, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107,  Share-Based Payment.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 7.00% and 11.25% in the six months ended June 30, 2007 and 2006 in determining the expense recorded in the accompanying consolidated statements of income.

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

Based on these reassessments, we are required to recognize compensation expense of $821,000 to reflect the difference between the reassessed fair value of the our common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006.  The compensation expense will be recognized over the vesting schedule of the awards. As a result of these reassessments, we recognized compensation expense of approximately $47,000 and $98,000 during the three and six months ended June 30, 2007, respectively, to reflect the difference between the reassessed fair value of our stock and the grant price for the stock-based awards granted. The compensation expense will continue to be recognized over the vesting schedule of the awards.

Including stock-based compensation expense related to the reassessment of the fair value of our common stock, we recorded stock-based compensation expense of $1.5 million and $2.5 million for the three and six months ended June 30, 2007, respectively, and $118,000 and $146,000 for the three and six months ended June 30 2006, respectively. As of June 30, 2007, there was $15.3 million of unrecognized compensation expense related to unvested stock-option awards, that is expected to be recognized over a weighted-average period of 2.64 years.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of June 30, 2007, the allowance for doubtful accounts was $616,000.

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

We adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of June 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

For the three months ended June 30, 2007 and 2006, the Company’s effective tax rates were 36% and 3%, respectively. For the six months ended June 30, 2007 and 2006, the Company’s effective rates were 37% and 3%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of June 30, 2007 of approximately $4.8 million. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that taxable income available or expected to be available in the future in the carryover period against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

Results of Operations

Comparison of Three Months Ended June 30, 2007 and 2006

Revenue

	Three Months Ended June30,
	2007		2006
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$22,846	85%	$16,006	84%	$6,840	43%
Maintenance, support and service revenue	4,178	15	3,148	16	1,030	33

Total revenue	$27,024	100%	$19,154	100%	$7,870	41%

Revenue by Geography:
United States and Canada	$14,912	55%	$13,289	69%	$1,623	12%
International	12,112	45	5,865	31	6,247	107

Total revenue	$27,024	100%	$19,154	100%	$7,870	41%

Revenue by Sales Channel:
Direct	$11,373	42%	$11,600	61%	$(227)	(2)%
Indirect	15,651	58	7,554	39	8,097	107

Total revenue	$27,024	100%	$19,154	100%	$7,870	41%

The $6.8 million increase in product revenue was primarily the result of an increase in the number of systems sold in the three months ended June 30, 2007, which reflected the growth in the worldwide market for our products.  This growth was realized through our indirect sales channels. Indirect product revenues increased $7.8 million, of which $5.2 million was attributable to our international customers and $2.6 million was attributable to United States and Canadian customers. This was partially offset by a $1.0 million decrease in direct product revenues, of which $1.5 million was attributable to our United States and Canadian customers, partially offset by an increase of $500,000 from our international customers. An increase in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades,  also contributed to the increase in product revenue for the three months ended June 30, 2007. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

The $1.0 million increase in maintenance, support and service revenue was attributable to an increase in maintenance and support fees associated with the growth in our installed product base.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2007		2006
		Percentage of Related		Percentage of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$4,265	19%	$2,974	19%	$1,291	43%
Maintenance, support and service	1,216	29	827	26	389	47

Total cost of revenue	$5,481	20%	$3,801	20%	$1,680	44%

Gross Profit:
Product	$18,581	81%	$13,032	81%	$5,549	43%
Maintenance, support and service	2,962	71	2,321	74	641	28

Total gross profit	$21,543	80%	$15,353	80%	$6,190	40%

The $1.3 million increase in cost of product revenue was attributable to the increase in the number of systems sold during the three months ended June 30, 2007.

The $389,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead associated with increases in support and training personnel as well as increased warranty costs associated with the increase in the installed product base covered under our warranty programs.

Product gross margin remained constant at 81% for both the three months ended June 30, 2007 and 2006. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

Gross margin on maintenance, support and service revenue decreased by 3 percentage points as a result of higher costs associated with an increase in support and training personnel to support our expanding customer base without a corresponding increase in support and service revenue.

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

Operating Expenses

	Three Months Ended June 30,
	2007		2006
		Percentage of Total		Percentage of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$8,464	31%	$5,609	29%	$2,855	51%
Research and development	4,860	18	3,140	17	1,720	55
General and administrative	2,631	10	1,551	8	1,080	70

Total operating expenses	$15,955	59%	$10,300	54%	$5,655	55%

Of the $2.9 million increase in sales and marketing expense, (a) $1.7 million was attributable to higher salaries, commissions and benefits associated with a 46% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $540,000 was attributable to the effect of stock-based compensation expense, (c) $349,000 was attributable to increased travel and related expense and (d) the balance was primarily attributable to increased expenses associated with expanded marketing programs, including trade shows and overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.   However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

Of the $1.7 million increase in research and development expense, $846,000 was attributable to higher salaries and benefits associated with a 28% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected (a) an increase of $440,000 attributable to the effect of stock-based compensation expense and (b) an increase in depreciation expense of $203,000 associated with our investment in equipment to support new product development.  The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future and to increase as a percentage of total revenue in the near term. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

Of the $1.1 million increase in general and administrative expense, (a) $207,000 was attributable primarily to higher salaries and benefits related to a 30% increase in general and administrative headcount, (b) $294,000 was attributable to the effect of stock-based compensation expense (c) $241,000 was attributable to an increase in facilities expense, including rent, utilities and depreciation expense associated with the overall increase in our employee headcount, (d)  $163,000 was attributable to increased insurance premiums associated with being a publicly traded company and (e) $127,000 to increased audit and legal fees associated with being a publicly traded company.  We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums. However, we anticipate that general and administrative expense will decrease as a percentage of total revenue in the long term.

Operating and Other Income

	Three Months Ended June 30,
	2007		2006
		Percentage of Total		Percentage of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$5,588	21%	$5,053	26%	$535	11%
Interest income, net	1,597	6	332	2	1,265	381
Other income (expense)	8	—	(16)	—	24	150
Income before provision for income taxes	7,193	27	5,369	28	1,824	34
Provision for income taxes	2,576	10	140	1	2,436	174
Net income	$4,617	17%	$5,229	27%	$(612)	(12)%

The $535,000 increase in income from operations resulted from a $6.2 million increase in gross profit offset in part by a $5.7 million increase in total operating expenses.

Interest income, net consisted of interest income generated from the investment of our cash balances. The increase in interest income reflected both higher average cash balances during the three months ended June 30, 2007, as a result of our initial public offering in October 2006 and cash provided by operating activities, as well as higher interest rates during the period.

Other income (expense) consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges.

Provision for Income Taxes

For the three months ended June 30, 2007 and 2006, the Company’s effective tax rates were 36% and 3%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of June 30, 2007 of approximately $4.8 million. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that taxable income available or expected to be available in the future in the carryover period against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

Comparison of Six Months Ended June 30, 2007 and 2006

Revenue

	Six Months Ended June 30,
	2007		2006
		Percentage of Total		Percentage of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$44,063	85%	$33,186	87%	$10,877	33%
Maintenance, support and service revenue	8,052	15	4,893	13	3,159	65

Total revenue	$52,115	100%	$38,079	100%	$14,036	37%

Revenue by Geography:
United States and Canada	$27,582	53%	$24,678	65%	$2,904	12%
International	24,533	47	13,401	35	11,132	83

Total revenue	$52,115	100%	$38,079	100%	$14,036	37%

Revenue by Sales Channel:
Direct	$23,399	45%	$21,762	57%	$1,637	8%
Indirect	28,716	55	16,317	43	12,399	76

Total revenue	$52,115	100%	$38,079	100%	$14,036	37%

The $10.9 million increase in product revenue was primarily the result of an increase in the number of systems sold in the six months ended June 30, 2007, which reflected the growth in the worldwide market for our products.  This growth was realized through our indirect sales channels. Indirect product revenues increased $11.4 million, of which $8.8 million was attributable to our international customers and $2.6 million was attributable to United States and Canadian customers. This was partially offset by a decrease in direct product revenues of approximately $500,000, of which $1.5 million was attributable to our United States and Canadian customers, partially offset by an increase of $1.0 million from our international customers. An increase in the average selling price of our systems due to changes in our product software configuration mix also contributed to the increase in product revenue for the six months ended June 30, 2007. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

The $3.2 million increase in maintenance, support and service revenue was attributable primarily to the $2.8 million increase in maintenance and support fees associated with the growth in our installed product base and the $334,000 increase in installation and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2007		2006
		Percentage		Percentage	Period-to-Period
		of Related		of Related	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$8,593	20%	$6,793	20%	$1,800	27%
Maintenance, support and service	2,188	27	1,299	27	889	68
Total cost of revenue	$10,781	21%	$8,092	21%	$2,689	33%

Gross Profit:
Product	$35,470	80%	$26,393	80%	$9,077	34%
Maintenance, support and service	5,864	73	3,594	73	2,270	63
Total gross profit	$41,334	79%	$29,987	79%	$11,347	38%

        The $1.8 million increase in product cost of revenue was attributable to the increase in the number of systems sold during the six months ended June 30, 2007.

        The $889,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead associated with increases in support and training personnel as well as increased warranty costs associated with the increase in the installed product base covered under our warranty programs.

       Product gross margin remained constant at 80% for both the six months ended June 30, 2007 and 2006. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

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

Operating Expenses

	Six Months Ended June 30,
	2007		2006
		Percentage		Percentage	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$16,107	31%	$10,446	28%	$5,661	54%
Research and development	9,159	17	5,777	15	3,382	59
General and administrative	5,151	10	2,695	7	2,456	91

Total operating expenses.	$30,417	58%	$18,918	50%	$11,499	61%

Of the $5.7 million increase in sales and marketing expense (a) $3.4 million was attributable to higher salaries, commissions and benefits associated with a 46% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis (b) $876,000 was attributable to the effect of stock-based compensation expense (c) $736,000  was attributable to an increase in travel expense resulting from the growth in the number of sales personnel, and (d) the balance was primarily attributable to increased expenses associated with expanded marketing programs, including trade shows and overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.   However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Of the $3.4 million increase in research and development expense, $1.9 million was attributable to higher salaries and benefits associated with a 28% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected (a) an increase of $743,000 attributable to the effect of stock-based compensation expense (b) an increase in depreciation expense of $432,000 associated with our investment in equipment to support new product development and (c) an increase of $170,000 for outside consulting services.  The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future and to increase as a percentage of total revenue in the near term. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        Of the $2.5 million increase in general and administrative expense, (a) $536,000 was attributable to higher salaries and benefits related to a 30% increase in general and administrative headcount, (b) $551,000 was attributable to an increase in facilities costs, including rent, utilities and depreciation expense, associated with the overall increase in our employee headcount (c) $471,000 was attributable to the effect of stock-based compensation expense (d)  $326,000 was attributable to increased insurance premiums associated with being a publicly traded company and (e) $219,000 was attributable to increased legal, accounting and professional fees. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums. However, we anticipate that general and administrative expense will decrease as a percentage of total revenue in the long term.

Operating and Other Income

	Six Months Ended June 30,
	2007		2006
		Percentage		Percentage	Period-to-Period
		of total		of total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$10,917	21%	$11,069	29%	$(152)	1%
Interest income, net	3,164	6	512	1	2,652	518
Other expense	(10)	—	(22)	—	12	55
Income before provision for income taxes	14,071	27	11,559	30	2,512	22
Provision for income taxes	5,162	10	309	1	4,853	*
Net income	$8,909	17%	$11,250	29%	$(2,341)	(21)%

*                    Not meaningful.

The $152,000 decrease in income from operations resulted from an $11.5 million increase in total operating expenses, offset in part by an $11.3 million increase in gross profit.

Interest income, net consisted of interest income generated from the investment of our cash balances. The increase in interest income reflected both higher average cash balances during the six months ended June 30, 2007, as a result of our initial public offering in October 2006 and cash provided by operating activities as well as higher interest rates during the period.

Other expense primarily consisted of foreign currency translation adjustments of our foreign subsidiaries.

Provision for Income Taxes

For the six months ended June 30, 2007 and 2006, the Company’s effective tax rates were 37% and 3%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of June 30, 2007 of approximately $4.8 million. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that taxable income available or expected to be available in the future in the carryover period against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

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

Key measures of our liquidity are as follows:

	As of and for the Six Months Ended June 30, 2007	As of and for the Year Ended December 31, 2006
	(in thousands)
Cash and cash equivalents	$126,139	$118,714
Accounts receivable, net	16,863	14,337
Working capital	134,492	122,844
Cash provided by operating activities	9,305	26,331
Cash provided by financing activities	751	83,483

        Cash and cash equivalents.    Our cash and cash equivalents at June 30, 2007 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $333,000 at June 30, 2007 and $479,000 at December 31, 2006, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters facilities in Burlington, Massachusetts, and our office facility in Madrid, Spain.

        Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 56 days at June 30, 2007 and 54 days at December 31, 2006.

        Operating activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debts, stock-based compensation expenses, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2007 was $9.3 million and consisted of $8.9 million of net income, non-cash adjustments of $4.9 million (consisting primarily of $2.3 million of depreciation and amortization and $2.5 million of stock-based compensation expense), partially offset by $4.5 million used in working capital and other activities. Cash used in working capital and other activities primarily reflected a $2.7 million increase in accounts receivable, reflecting an overall increase in business activity, a $2.0 million decrease in accounts payable and accrued expenses and a $547,000 increase in inventory. These uses were partially offset by an increase of $537,000 in deferred revenue.

        Equity financing activities.   In October 2006, we completed an initial public offering of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. In addition we received proceeds from the exercise of common stock options in the amount of $758,000 during the six months ended June 30, 2007.

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

        We believe our existing cash and cash equivalents, our cash flow from operating activities, and the net proceeds of our IPO will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents, cash flow from operating activities, and net proceeds of our IPO are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.

Requirements

        Capital expenditures.    We have made capital expenditures primarily for equipment to support product development and other general purposes to support our growth, and evaluation systems for customer sales opportunities. Our capital expenditures totaled $2.8 million in the six months ended June 30, 2007. We expect to spend an additional $4.2 million in capital expenditures in the remainder of fiscal 2007, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.

  Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters facilities in Burlington, Massachusetts and our office facilities in Madrid Spain. The following table sets forth our commitments to settle contractual obligations in cash after June 30, 2007:

	Balance 2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Operating leases as of June 30, 2007	$618	1,266	1,328	708	38	$3,958

        Off-Balance-Sheet Arrangements

        As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of June 30, 2007, our foreign exchange exposure would have fluctuated by less than $10,000.

Interest Rate Risk

        At June 30, 2007, we had unrestricted cash and cash equivalents totaling $126.1million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.    Controls and Procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K, some of which are updated below.  These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 17 of this quarterly report on Form 10-Q.

Risks Relating to Our Business

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may account for a significant percentage of our revenue. For example, two customers accounted for 27% of our total revenue in 2006 and three customers accounted for 48% of our total revenue for the six months ended June 30, 2007. Additionally, we do not have and we do not enter into long-term purchase contracts with our customers, and have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them, would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and are recognizing compensation costs on a straight-line basis over our awards’ vesting periods. We adopted SFAS No. 123(R) on January 1, 2006. During fiscal year 2006 and the six months ended June 30, 2007 we recognized stock-based compensation expense of $867,000 and $2.5 million, respectively.

Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our revenue generated in foreign countries, and our overall operating results.

We have employees in Argentina, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Peru, Russia, Spain, South Africa, Thailand and the United Kingdom. In the coming years, we may find that the success of our business may depend, in part, on our ability to expand further into international markets. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

We significantly expanded our operations in 2006 and the first six months of 2007. For example, during the period from December 31, 2005 through June 30, 2007, we increased the number of our employees and full-time independent contractors by 85%, from 164 to 303, and we opened a new sales office in Spain. In addition, our total operating expenses for the year ended December 31, 2006 increased by 59% as compared to the fiscal year ended December 31, 2005, and for the six months ended June 30, 2007 were 61% higher than for the six months ended June 30, 2006. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

      We held our 2007 Annual Meeting of Stockholders on May 22, 2007. Our stockholders approved each of the following proposals by the votes specified below.

Proposal No. 1 — The election of two nominees as Class I directors to the Board of Directors for a term of three years.

Nominee	For	Withheld
Sonja Hoel Perkins	48,196,063	772,280
Andrew D. Ory	48,278,754	689,589

Proposal No. 2 — The ratification of the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2007.

For	Against	Abstain
48,675,639	269,755	22,949

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

ACME PACKET, INC (Registrant)

	By:	/s/ Andrew D. Ory
Date: August 13, 2007		Andrew D. Ory Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2007	By:	/s/ Keith Seidman
Keith Seidman Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)