Form 10-Q
period 2007-09-30
ACME PACKET INC
filed 2007-11-13
CIK 1130258

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33041

ACME PACKET, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3526641 (I.R.S. Employer Identification No.)
71 Third Avenue Burlington, MA 01803 (Address of principal executive offices) (zip code)
(781) 328-4400 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes        ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐        No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 2007: 60,220,226

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
Table of Contents

PART I—Financial Information

Item 1—Condensed Consolidated Financial Statements (unaudited)

ACME PACKET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$127,775	$118,714
Accounts receivable, net of allowance of $464 and $695, respectively	24,381	14,337
Inventory	5,859	7,211
Restricted cash	—	150
Deferred tax asset	3,515	3,515
Other current assets	3,525	1,531

Total current assets	165,055	145,458
Property and equipment, net	7,362	6,857
Restricted cash	333	329
Deferred tax asset	1,265	1,265
Other assets	14	14

Total assets	$174,029	$153,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,199	$5,354
Accrued expenses and other current liabilities	7,015	7,859
Deferred revenue	9,188	9,401

Total current liabilities	19,402	22,614
Deferred rent	302	372
Contingencies (Note 14)
Stockholders' equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares
Issued and outstanding — 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares
Issued and outstanding — 60,201,017 and 58,565,985 shares at September 30, 2007 and December 31, 2006, respectively	60	59
Additional paid-in capital	139,289	130,306
Retained earnings	14,976	572

Total stockholders' equity	154,325	130,937

Total liabilities and stockholders' equity	$174,029	$153,923

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product	$24,680	$18,784	$68,743	$51,971
Maintenance, support and service	4,883	3,511	12,935	8,404

Total revenue	29,563	22,295	81,678	60,375

Cost of revenue (1):
Product	4,971	3,831	13,564	10,625
Maintenance, support and service	839	719	3,027	2,017

Total cost of revenue	5,810	4,550	16,591	12,642

Gross profit	23,753	17,745	65,087	47,733

Operating expenses (1):
Sales and marketing	9,087	6,019	25,194	16,465
Research and development	5,306	3,413	14,465	9,190
General and administrative	2,810	1,601	7,961	4,298

Total operating expenses	17,203	11,033	47,620	29,953

Income from operations	6,550	6,712	17,467	17,780

Other income (expense):
Interest income, net	1,647	429	4,811	942
Other expense	(17)	(10)	(27)	(32)

Total other income, net	1,630	419	4,784	910
Income before provision for income taxes	8,180	7,131	22,251	18,690
Provision for income taxes	2,685	318	7,847	627

Net income	$5,495	$6,813	$14,404	$18,063

Net income per share applicable to common stockholders (Note 11):
Basic	$0.09	$0.14	$0.24	$0.37

Diluted	$0.08	$0.12	$0.22	$0.34

Weighted average number of common shares used in the calculation of net income per share applicable to common stockholders:
Basic	59,770,922	16,167,031	59,111,526	15,991,252

Diluted	65,962,761	23,211,172	66,017,417	21,160,963

(1) Amounts include stock-based compensation expense, as follows:
Cost of product revenue	$64	$6	$176	$13
Cost of maintenance, support, and service revenue	102	10	260	16
Sales and marketing	639	107	1,589	181
Research and development	595	109	1,387	158
General and administrative	292	31	773	41

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$14,404	$18,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,624	2,459
Provision for bad debts	37	189
Tax benefit from exercise of stock options	106	—
Stock-based compensation expense	4,185	409
Change in operating assets and liabilities:
Accounts receivable	(10,081)	(2,618)
Inventory	1,352	(461)
Other current assets	376	(289)
Accounts payable	(2,155)	(637)
Accrued expenses and other current liabilities	2	1,882
Deferred revenue	(213)	3,842
Excess tax benefit from exercise of stock options	(3,392)	—

Net cash provided by operating activities	8,245	22,839
Investing activities
Purchases of property and equipment	(4,129)	(4,782)
Increase in other assets	146	(764)

Net cash used in investing activities	(3,983)	(5,546)
Financing activities
Proceeds from exercise of stock options	1,414	174
Repurchase of common stock	(7)	—
Excess Tax benefit from the exercise of stock options	3,392	—

Net cash provided by financing activities	4,799	174

Net increase in cash and cash equivalents	9,061	17,467
Cash and cash equivalents at beginning of period	118,714	15,369

Cash and cash equivalents at end of period	$127,775	$32,836

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

Basis of Presentation

        The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K.

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company's financial position at September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

        As of September 30, 2007, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. See Note 12 for additional information regarding the Company's adoption of FIN 48.

2.    Significant Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an ongoing basis. Significant estimates and assumptions relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, expensing and capitalization of research and development costs for software, stock-based compensation expense, warranty allowances, and the recoverability of the Company's net deferred tax assets and related valuation allowance.

        Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management's estimates if past experience or other assumptions do not turn out to be substantially accurate.

3.    Revenue Recognition

        The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions, and the Emerging Issues Task Force (EITF) Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Nonsoftware Deliverables in an Arrangement Containing More-Than-Incidental Software. The Company has determined that the software element of its product is "more than incidental" to its products as a whole. As a result, in accordance with EITF Issue No. 03-5, the Company is required to recognize revenue under SOP 97-2 and SOP 98-9.

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

  •
  Delivery has occurred. The Company considers delivery to have occurred when the product has been delivered to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of the Company's agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered elements. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

  •
  Fees are fixed or determinable. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the refund or adjustment right lapses. If offered payment terms exceed the Company's normal terms, the Company recognizes revenue as the amounts become due and payable or upon the receipt of cash.

  •
  Collection is deemed probable. The Company conducts a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon the Company's evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

        A substantial amount of the Company's sales involve multiple element arrangements, such as products, maintenance, professional services, and training. When arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence (VSOE) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.

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

        The Company's products and services are distributed indirectly through distribution partners and directly through its sales force. Revenue arrangements with distribution partners are recognized when the above criteria are met and only when the Company receives evidence that the distribution partner has an order from an end-user customer. The Company typically does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.

        In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue totaled approximately $11 and $16 for the three months ended September 30, 2007 and 2006, respectively. Reimbursed shipping and handling costs included in service revenue and costs of service revenue totaled approximately $42 and $66 for the nine months ended September 30, 2007 and 2006, respectively.

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company included approximately $175 and $162 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended September 30, 2007 and 2006, respectively. The Company included approximately $478 and $370 of out-of-pocket expenses in service revenue and cost of service revenue in the nine months ended September 30, 2007 and 2006, respectively.

4.    Cash and Cash Equivalents and Restricted Cash

        Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximate their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2007	December 31, 2006
Cash	$3,721	$4,378
Money market funds	124,054	114,336

Total cash and cash equivalents	$127,775	$118,714

        As of September 30, 2007 and December 31, 2006, the Company had restricted cash in the amount of $333 and $479, respectively, as collateral related to its facility leases. The Company's restrictions with respect to this amount expires in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively. In April 2007, the restrictions against $150 associated with the Burlington lease expired. As a result, this amount has been classified as current as of December 31, 2006.

5.    Inventory

        Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market, and consists primarily of finished products.

        The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company's estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company's products, and technical obsolescence of products.

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

6.    Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset's useful life or remaining life of the lease

        Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

        Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
Computer hardware and software	$4,195	$3,240
Furniture and fixtures	1,378	1,282
Office and engineering equipment	4,910	3,771
Evaluation systems	7,928	6,018
Leasehold improvements	1,085	1,056

	19,496	15,367
Less accumulated depreciation and amortization	(12,134)	(8,510)

Property and equipment, net	$7,362	$6,857

        Depreciation expense was $1,310 and $892 for the three months ended September 30, 2007 and 2006, respectively, and $3,624 and $2,459 for the nine months ended September 30, 2007 and 2006, respectively.

7.    Concentrations of Credit Risk and Off-Balance Sheet Risk

        The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

        The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended December 31,
	2007	2006	2007	2006
Customer A	17%	12%	16%	*
Customer B	15	16	15	11%
Customer C	14	*	*	*
Customer D	*	28	14	21

*
Less than 10% of total revenue.

        The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	September 30, 2007	December 31, 2006
Customer A	19%	12%
Customer B	17	*
Customer C	14	*
Customer E	11	10
Customer F	*	10
Customer G	*	11

*
Less than 10% of total accounts receivable.

8.    Product Warranties

        Substantially all of the Company's products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of product or software covered by this warranty, the Company must repair or replace the software or product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company's customers typically purchase maintenance and support contracts, which encompass its warranty obligations. The Company's warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company's estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty allowance and adjusts the amount as necessary.

        The following is a summary of changes in the amount reserved for warranty costs for the nine months ended September 30, 2007:

Balance at December 31, 2006	$461
Provision for warranty costs	445
Uses/Reductions	(664)

Balance at September 30, 2007	$242

9.    Stock-Based Compensation

Stock Option Plans

        In August 2000, the Company adopted the Acme Packet, Inc. 2000 Equity Incentive Plan (the 2000 Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock, and stock grants to purchase up to 3,000,000 shares of common stock. Under the 2000 Plan, ISOs may not be granted at less than fair market value on the date of the grant and all options generally vest over a four-year period and certain options are subject to accelerated vesting based on certain future events. These options expire ten years after the grant date. During the year ended December 31, 2006, the Company increased the number of shares available under the 2000 Plan by an additional 1,200,000 shares, for a total of 12,200,000 shares. In September 2006, the Company's Board of Directors (the Board) approved the amended and restated 2000 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company's initial public offering (IPO) in October 2006. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 2000 Plan, but any outstanding awards under the 2000 Plan will remain in effect and will continue to be subject to the terms of the 2000 Plan.

        In September 2006, the Board approved the 2006 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company's IPO. The 2006 Equity Incentive Plan allows the Company to grant ISOs, NSOs, restricted stock and stock grants to employees, consultants, and directors of the Company. Under the 2006 Equity Incentive Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four year period. From September 2006 through July 2007, the options granted under the 2006 Equity Incentive Plan expired ten years from the date of grant. Beginning in August 2007, options granted under the 2006 Equity Incentive Plan expire seven years from the date of grant. The Company has reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Equity Incentive Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 to 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company's outstanding equity on a fully diluted basis as of the end of the immediately preceding quarter.    The Board may waive the annual increase in whole or in part. In November 2006, the Board waived the annual increase pursuant to this provision. As of September 30, 2007, 377,250 shares were available for grant under the 2006 Equity Incentive Plan.

        In September 2006, the Board approved the 2006 Director Option Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company's IPO. Under the 2006 Director Plan, no options may be granted to eligible directors at less than fair market value on the date of grant, and all options will vest over a one year period from the grant date. These options expire ten years after the grant date. The Company has reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increases, in whole or in part. In November 2006, the Board waived the annual increase pursuant to this provision. Pursuant to the terms of the Plan, on May 22, 2007, the Company granted each non-employee director an option to purchase 12,500 shares. As of September 30, 2007, 250,000 shares were available for future issuance under the 2006 Director Option Plan.

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

        SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)'s adoption that were measured using the minimum value method.

        Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), the Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

        As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company's IPO, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company's common stock beginning in March 2007. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company's historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 7.00% for the three and nine months ended September 30, 2007 and 11.25% for the three and nine months ended September 30, 2006, in determining the expense recorded in the accompanying consolidated statements of income. The weighted-average fair values of options granted were $5.76 and $8.07 for the three and nine months ended September 30, 2007, respectively, and $3.65 and $2.27 for the three and nine months ended September 30, 2006, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Risk-free interest rate	4.60%	4.94%	4.67%	4.85%
Expected volatility	48.00%	80.33%	58.37%	82.28%
Expected life	4.75 years	6.25 years	5.53 years	6.25 years
Dividend yield	—	—	—	—

        In connection with the preparation for the Company's IPO, the Company reassessed the valuations of its common stock during 2005 and 2006, in light of the AICPA's Practice Aid, Valuation of

Privately-Held-Company Equity Securities Issued as Compensation. As a result, the Company reassessed the fair value of its common stock as of December 14, 2005, December 23, 2005, February 7, 2006 and March 15, 2006.

        Based on these reassessments, the Company was required to recognize compensation expense of $821 to reflect the difference between the reassessed fair value of the Company's common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006. The compensation expense is being recognized over the vesting schedule of the awards commencing in the three-month period ending September 30, 2006. As a result of these reassessments, the Company recognized compensation expense of $47and $145 during the three and nine months ended September 30, 2007, and $150 in the three and nine months ended September 30, 2006.

        Including stock-based compensation expense related to the reassessment of the fair value of the Company's common stock, the Company recorded stock-based compensation expense of $1,692 and $4,185 for the three and nine months ended September 30, 2007 and $263 and $409 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, there was $19,890 of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.67 years.

        The following is a summary of the status of the Company's stock options as of September 30, 2007 and the stock option activity for all stock option plans during the nine months ended September 30, 2007:

	Number of Shares	Exercise Price Per Share			Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2006	8,822,694	$0.20	—	18.36	$1.89
Granted	2,372,750	12.01	—	16.86	13.98
Canceled	(253,593)	0.30	—	16.86	4.17
Exercised	(1,552,669)	0.20	—	7.50	0.91		$22,525

Outstanding at September 30, 2007	9,389,182	$0.20	—	18.36	$5.05	7.20	$99,104

Exercisable at September 30, 2007	3,045,867	$0.20	—	14.45	$1.18	6.56	$43,383

Vested or expected to vest at September 30, 2007(1)	8,365,712	$0.20	—	18.36	$4.92	7.17	$89,322

(1)
This represents the number of vested options as of September 30, 2007 plus the number of unvested options expected to vest as of September 30, 2007 based on the unvested options outstanding at September 30, 2007, adjusted for the estimated forfeiture rate of 7.00%.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company's common stock on September 28, 2007 of $15.42 or the date of exercise, as appropriate, and the exercise price of the underlying options.

        The range of exercise prices for options outstanding at September 30, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price per Share
$0.20 to $0.33	1,318,961	$0.25	5.18	1,090,212	$0.25
$0.50 to $0.85	1,729,438	0.70	7.76	716,293	0.69
$1.00 to $1.00	1,573,914	1.00	8.23	574,073	1.00
$1.10 to $3.40	1,562,465	1.99	6.42	500,507	1.76
$4.50 to $12.42	1,989,404	10.56	7.72	114,782	5.86
$12.45 to $14.45	200,000	13.95	9.24	50,000	13.95
$16.86 to $18.36	1,015,000	17.12	7.10	—	—

Total	9,389,182	$5.05	7.20	3,045,867	$1.18

        A summary of the status of the Company's unvested restricted shares of common stock outstanding, as of September 30, 2007 and the changes during the nine months ended September 30, 2007 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2006	217,487	$0.36
Grants	—	—
Vested	(96,198)	0.33
Forfeited	(30,208)	0.26

Unvested shares at September 30, 2007	91,081	$0.43

10.    Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive income for all periods presented does not differ from the reported net income.

11.    Net Income Per Share

        Through December 31, 2006, the Company calculated net income per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the "two-class" method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a "participating security" for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible preferred stock represents a participating security and therefore has adopted the provisions of EITF Issue No. 03-6 for all periods presented.

        Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company's charter and then to common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method.

        Commencing on January 1, 2007, EITF Issue No. 03-6 no longer applied due to the conversion of all shares of convertible preferred stock outstanding into shares of the Company's common stock, upon the completion of the Company's IPO.

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income, as reported	$5,495	$6,813	$14,404	$18,063

Allocation of net income:
Basic:
Net income applicable to preferred stockholders	$—	$4,535	$—	$12,068
Net income applicable to common stockholders	5,495	2,278	14,404	5,995

Net income	$5,495	$6,813	$14,404	$18,063

Diluted:
Net income applicable to preferred stockholders	$—	$3,950	$—	$10,915
Net income applicable to common stockholders	5,495	2,863	14,404	7,148

Net income	$5,495	$6,813	$14,404	$18,063

Denominator:
Weighted-average shares of common stock outstanding	59,880,447	16,444,353	59,258,684	16,316,952
Less: Weighted-average number of unvested restricted common shares outstanding	(109,525)	(277,322)	(147,158)	(325,700)

Weighted-average number of common shares used in calculating basic net income per common shares	59,770,922	16,167,031	59,111,526	15,991,252
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	6,085,761	6,766,819	6,719,793	4,844,011
Weighted-average number of unvested restricted common shares outstanding	106,078	277,322	143,058	325,700
Weighted-average number of common shares issuable upon exercise of common stock warrant	—	—	43,040	—

Weighted-average number of common shares used in computing diluted net income per common share	65,962,761	23,211,172	66,017,417	21,160,963

Calculation of net income per common share:
Basic:
Net income applicable to common stockholders	$5,495	$2,278	$14,404	$5,995

Weighted-average number of common shares used in calculating basic net income per common share	59,770,922	16,167,031	59,111,526	15,991,252
Net income per share applicable to common stockholders:	$0.09	$0.14	$0.24	$0.37

Diluted:
Net income applicable to common stockholders	$5,495	$2,863	$14,404	$7,148
Weighted-average number of common shares used in calculating diluted net income per common share	65,962,761	23,211,172	66,017,417	21,160,963
Net income per share applicable to common stockholders:	$0.08	$0.12	$0.22	$0.34

12.    Income Taxes

        The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

        The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

        Tax years 2004 through 2006 are subject to examination by the federal taxing authority. Tax years 2003 through 2006 are subject to examination by the state taxing authority. There are no income tax examinations currently in process.

        For the three and nine months ended September 30, 2007, the Company's effective tax rates were 33% and 35%, respectively. For the three and nine months ended September 30, 2006 the Company's effective tax rate was 4% and 3%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of September 30, 2007 of approximately $4,780. The Company's conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company's net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company's net recorded deferred tax assets would not be realizable.

13.    Stockholders' Equity

        In September 2006, the Board of Directors approved an amendment and restatement of the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 61,000,000 to 150,000,000, to authorize 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and to eliminate all reference to the designated Series Preferred Stock.

        On October 13, 2006, the Company completed its IPO of common stock in which the Company sold and issued 9,721,179 shares of common stock, including 1,721,179 shares sold by the Company pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $9.50 per share. The Company raised a total of $92,351 in gross proceeds from the IPO, or $83,159 in net proceeds after deducting underwriting discounts and commissions of $6,465 and other estimated offering costs of approximately $2,727. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32,190,359 shares of common stock.

Warrants

        In connection with a previously expired capital equipment line of credit, the Company issued a warrant to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share. At December 31, 2006, there were 125,000 shares of the Company's common stock reserved for the exercise of the warrant. The warrant expires on June 22, 2011. Upon the closing of the Company's IPO in October 2006, all warrants outstanding converted into warrants to purchase shares of the Company's common stock at an exercise price of $1.39 per share. On April 5, 2007, the holder of the warrant exercised all outstanding warrants in a non-cash exercise. As a result, the Company issued 112,571 shares of the Company's common stock to satisfy the exercise of all outstanding warrants.

14.    Contingencies

Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2007 and December 31, 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

        Certain of the Company's arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

15.    Accrued Expenses and Other Current Liabilities

	September 30, 2007	December 31, 2006
Accrued compensation and related benefits	$3,821	$3,339
Accrued sales and use taxes	1,562	2,293
Accrued income taxes	176	925
Accrued warranty	242	461
Other accrued liabilities	1,214	841

Total	$7,015	$7,859

16.    Segment Information

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the chief executive officer. The Company views its operations and manages its business as one operating segment.

Geographic Data

        For three and nine months ended September 30, 2007 and 2006, operations related to the Company's foreign subsidiaries are not material to the accompanying consolidated financial statements taken as a whole.

        Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States and Canada	$11,956	$11,996	$39,538	$36,674
International	17,607	10,299	42,140	23,701

Total	$29,563	$22,295	$81,678	$60,375

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

        This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

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

    •
    our expectations regarding the realization of recorded deferred tax assets; and

    •
    our cash needs.

        The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those factors we discuss in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K under the caption "Risk Factors." You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risk factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.

Overview

        Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across IP network borders. As of September 30, 2007, over 450 service providers in 85 countries have deployed our products. We sell our products and support services through our direct sales force and approximately 40 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

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

        In October 2006, we completed an initial public offering (IPO) of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32.2 million shares of common stock.

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

        The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can purchase our SBCs in either a standalone or high availability configuration and can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. As the market continues to develop and grow, we expect to experience increased price pressure on our products and services.

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

Operating Expenses

        Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. During the period from December 31, 2005 through September 30, 2007, we increased the number of our employees and full-time independent contractors by 97%, from 164 to 323. We expect to continue to hire significant numbers of new employees to support our growth.

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

Stock-Based Compensation

        Cost of revenue and operating expenses include stock-based compensation expense. Effective in the first quarter of fiscal 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of stock-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value. We continue to evaluate the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. We currently expect that our adoption of SFAS No. 123(R) will adversely affect our operating results to some extent in future periods. We recorded non-cash expenses in connection with stock-based payment awards of $1.7 million and $4.2 million for the three and nine months ended September 30, 2007, respectively, and $263,000 and $409,000 for the three and nine months ended September 30, 2006, respectively. Based on options granted in 2006 and 2007, a future expense of unvested options of $19.9 million is expected to be recognized over a weighted-average period of 2.67 years.

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

Revenue Recognition

        We recognize revenue in accordance with SOP 97-2, as amended by SOP 98-9, and Emerging Issues Task Force, or EITF, Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Nonsoftware Deliverables in an Arrangement Containing More-Than-Incidental Software. We have determined that the software element of our product is "more than incidental" to the products as a whole. As a result, in accordance with EITF Issue No. 03-5, we are required to recognize revenue under SOP 97-2 and SOP 98-9.

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

Stock-Based Compensation

        Prior to January 1, 2006, we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), which allowed companies to apply the existing accounting rules under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method. Under the intrinsic-value method, compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment using the prospective transition method. In accordance with SFAS No. 123(R) we have elected to use the Black-Scholes pricing model to determine the weighted average fair value of stock options granted. We will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. The weighted-average fair values of the options granted were $5.76 and $8.07 for the three and nine months ended September 30, 2007, respectively, and $3.65 and $2.27 for the three and nine months ended September 30, 2006, respectively, utilizing the following assumptions:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Risk-free interest rate	4.60%	4.94%	4.67%	4.85%
Expected volatility	48.00%	80.33%	58.37%	82.28%
Expected life	4.75 years	6.25 years	5.53 years	6.25 years
Dividend yield	—	—	—	—

        As there was no public market for our common stock as of June 30, 2006 and limited historical information on the volatility of our common stock since the date of our initial public offering in October 2006, we determined the volatility for options granted in the three and nine months ended September 30, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of our common stock beginning in March 2007. The expected life of options has been determined utilizing the "simplified" method as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 7.00% for the three and nine months ended September 30, 2007; and 11.25% for the three and nine months ended September 30, 2006, in determining the expense recorded in the accompanying consolidated statements of income.

        In connection with the preparation for the initial public offering of the our common stock, we reassessed the valuations of its common stock during 2005 and 2006, in light of the AICPA's Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. As a result, we reassessed the fair value of our common stock as of December 14, 2005, December 23, 2005, February 7, 2006 and March 15, 2006.

        Based on these reassessments, we are required to recognize compensation expense of $821,000 to reflect the difference between the reassessed fair value of the our common stock and the grant price for the stock-based awards granted on December 14, 2005 and December 23, 2005 and an amount equal to the difference between the value calculated using the Black-Scholes option pricing model with the initial assessment of fair value of common stock and the value calculated using the Black-Scholes option pricing model with the reassessed fair value of common stock for the stock-based awards granted on February 7, 2006 and March 22, 2006. The compensation expense will be recognized over the vesting schedule of the awards. As a result of these reassessments, we recognized compensation expense of approximately $47,000 and $145,000 during the three and nine months ended September 30, 2007, respectively, and $150,000 in the three and nine months ended September 30, 2006 to reflect the difference between the reassessed fair value of our stock and the grant price for the stock-based awards granted. The compensation expense will continue to be recognized over the vesting schedule of the awards.

        Including stock-based compensation expense related to the reassessment of the fair value of our common stock, we recorded stock-based compensation expense of $1.7 million and $4.2 million for the three and nine months ended September 30, 2007, respectively, and $263,000 and $409,000 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, there was $19.9 million of unrecognized compensation expense related to unvested stock-option awards, that is expected to be recognized over a weighted-average period of 2.67 years.

Allowance for Doubtful Accounts

        We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of September 30, 2007, the allowance for doubtful accounts was $464,000.

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

Product Warranties

        Substantially all of our products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of hardware or software covered by this warranty, we must repair or replace the hardware or software or, if those remedies are insufficient, provide a refund. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under maintenance contracts but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. We periodically assess the adequacy of the warranty allowance and adjust the amount as necessary. During the three months ended September 30, 2007 we decreased our warranty allowance by $163,000 as a result of an analysis performed on historical data.. If the historical data we use to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional warranty reserves may be required.

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

        We adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of September 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

        The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

        Tax years 2004 through 2006 are subject to examination by the federal taxing authority. Tax years 2003 through 2006 are subject to examination by the state taxing authority. There are no income tax examinations currently in process.

        For the three months ended September 30, 2007 and 2006, the Company's effective tax rates were 33% and 4%, respectively. For the nine months ended September 30, 2007 and 2006, the Company's effective rates were 35% and 3%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of September 30, 2007 of approximately $4.8 million. The Company's conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company's net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company's net recorded deferred tax assets would not be realizable.

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

Revenue

	Three Months Ended September 30,
	2007		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
			(dollars in thousands)
Revenue by Type:
Product revenue	$24,680	83%	$18,784	84%	$5,896	31%
Maintenance, support and service revenue	4,883	17	3,511	16	1,372	39

Total revenue	$29,563	100%	$22,295	100%	$7,268	33%

Revenue by Geography:
United States and Canada	$11,956	40%	$11,996	54%	$(40)	—%
International	17,607	60	10,299	46	7,308	71

Total revenue	$29,563	100%	$22,295	100%	$7,268	33%

Revenue by Sales Channel:
Direct	$10,648	36%	$9,994	45%	$654	7%
Indirect	18,915	64	12,301	55	6,614	54

Total revenue	$29,563	100%	$22,295	100%	$7,268	33%

        The $5.9 million increase in product revenue was primarily the result of an increase in the number of systems sold in the three months ended September 30, 2007, which reflected the growth in the worldwide market for our products. This growth was realized through our indirect sales channels. Indirect product revenues increased $6.3 million, of which $6.1 million was attributable to our international customers and $243,000 was attributable to United States and Canadian customers. This was partially offset by a $404,000 decrease in direct product revenues, of which $1.3 million was attributable to our United States and Canadian customers, partially offset by an increase of $853,000 from our international customers. An increase in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, also contributed to the increase in product revenue for the three months ended September 30, 2007. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

        The $1.4 million increase in maintenance, support and service revenue was attributable to the $912,000 increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, the $460,000 increase in installation, professional services and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2007		2006		Period-to-Period Change
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
			(dollars in thousands)
Cost of Revenue:
Product	$4,971	20%	$3,831	20%	$1,140	30%
Maintenance, support and service	839	17	719	20	120	17

Total cost of revenue	$5,810	20%	$4,550	20%	$1,260	28%

Gross Profit:
Product	$19,709	80%	$14,953	80%	$4,756	32%
Maintenance, support and service	4,044	83	2,792	80	1,252	45

Total gross profit	$23,753	80%	$17,745	80%	$6,008	34%

        The $1.1 million increase in cost of product revenue was attributable to the increase in the number of systems sold during the three months ended September 30, 2007.

        The $120,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead (including stock-based compensation expense) associated with increases in support and training personnel partially offset by decreased costs associated with our warranty programs.

        Product gross margin remained consistent at 80% for both the three months ended September 30, 2007 and 2006. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

        Gross margin on maintenance, support and service revenue increased by 3 percentage points as a result of an increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase costs.

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

Operating Expenses

	Three Months Ended September 30,
	2007		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
			(dollars in thousands)
Sales and marketing	$9,087	31%	$6,019	27%	$3,068	51%
Research and development	5,306	18	3,413	16	1,893	55
General and administrative	2,810	9	1,601	7	1,209	76

Total operating expenses	$17,203	58%	$11,033	50%	$6,170	56%

        Of the $3.1 million increase in sales and marketing expense, (a) $1.9 million was attributable to higher salaries, commissions and benefits associated with a 31% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $532,000 was attributable to the effect of stock-based compensation expense, (c) $446,000 was attributable to increased travel and related expense and (d) the balance was primarily attributable to increased expenses associated with expanded marketing programs, including trade shows and overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Of the $1.9 million increase in research and development expense, $920,000 was attributable to higher salaries and benefits associated with a 38% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected (a) an increase of $486,000 attributable to the effect of stock-based compensation expense (b) an increase in depreciation expense of $172,000 associated with our investment in equipment to support new product development and (c) an increase of $143,000 in outside consulting services. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future and to increase as a percentage of total revenue in the near term. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        Of the $1.2 million increase in general and administrative expense, (a) $258,000 was attributable primarily to higher salaries and benefits related to a 30% increase in general and administrative headcount, (b) $261,000 was attributable to the effect of stock-based compensation expense (c) $149,000 was attributable to an increase in facilities expense, including rent, utilities and depreciation expense associated with the overall increase in our employee headcount, (d) $162,000 was attributable to increased insurance premiums associated with being a publicly traded company and (e) $282,000 was attributable to increased audit and legal fees associated with being a publicly traded company. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums. However, we anticipate that general and administrative expense will decrease as a percentage of total revenue in the long term.

Operating and Other Income

	Three Months Ended September 30,
	2007		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
			(dollars in thousands)
Income from operations	$6,550	22%	$6,712	30%	$(162)	(2)%
Interest income, net	1,647	6	429	2	1,218	284
Other expense	(17)	—	(10)	—	(7)	70

Income before provision for income taxes	8,180	28	7,131	32	1,049	15
Provision for income taxes	2,685	9	318	1	2,367	744

Net income	$5,495	19%	$6,813	31%	$(1,318)	(19)%

        The $162,000 decrease in income from operations resulted from a $6.2 million increase in total operating expenses offset in part by a $6.0 million increase in gross profit.

        Interest income, net consisted of interest income generated from the investment of our cash balances. The increase in interest income reflected both higher average cash balances during the three months ended September 30, 2007, as a result of our initial public offering in October 2006 and cash provided by operating activities, as well as higher interest rates during the period.

        Other expense consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges.

Provision for Income Taxes

        For the three months ended September 30, 2007 and 2006, the Company's effective tax rates were 33% and 4%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of September 30, 2007 of approximately $4.8 million. The Company's conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company's net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company's net recorded deferred tax assets would not be realizable.

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenue

	Nine Months Ended September 30,
	2007		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
			(dollars in thousands)
Revenue by Type:
Product revenue	$68,743	84%	$51,971	86%	$16,772	32%
Maintenance, support and service revenue	12,935	16	8,404	14	4,531	54

Total revenue	$81,678	100%	$60,375	100%	$21,303	35%

Revenue by Geography:
United States and Canada	$39,538	48%	$36,674	61%	$2,864	8%
International	42,140	52	23,701	39	18,439	78

Total revenue	$81,678	100%	$60,375	100%	$21,303	35%

Revenue by Sales Channel:
Direct	$34,047	42%	$31,756	53%	$2,291	7%
Indirect	47,631	58	28,619	47	19,012	66

Total revenue	$81,678	100%	$60,375	100%	$21,303	35%

        The $16.8 million increase in product revenue was primarily the result of an increase in the number of systems sold in the nine months ended September 30, 2007, which reflected the growth in the worldwide market for our products. This growth was realized through our indirect sales channels. Indirect product revenues increased $17.7 million, of which $14.9 million was attributable to our international customers and $2.8 million was attributable to United States and Canadian customers. This was partially offset by a decrease in direct product revenues of approximately $916,000, of which $2.7 million was attributable to our United States and Canadian customers, partially offset by an increase of $1.8 million from our international customers. An increase in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades also contributed to the increase in product revenue for the nine months ended September 30, 2007. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

        The $4.5 million increase in maintenance, support and service revenue was attributable primarily to the $3.7 million increase in maintenance and support fees associated with the growth in our installed product base and the $795,000 increase in installation, professional services and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2007		2006		Period-to-Period Change
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
			(dollars in thousands)
Cost of Revenue:
Product	$13,564	20%	$10,625	20%	$2,939	28%
Maintenance, support and service	3,027	23	2,017	24	1,010	50

Total cost of revenue	$16,591	20%	$12,642	21%	$3,949	31%

Gross Profit:
Product	$55,179	80%	$41,346	80%	$13,833	33%
Maintenance, support and service	9,908	77	6,387	76	3,521	55

Total gross profit	$65,087	80%	$47,733	79%	$17,354	36%

        The $2.9 million increase in product cost of revenue was attributable to the increase in the number of systems sold during the nine months ended September 30, 2007.

        The $1.0 million increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead (including stock-based compensation expense) associated with increases in support and training personnel as well as increased costs associated with the increase in the installed product base covered under our warranty and service programs.

        Product gross margin remained consistent at 80% for both the nine months ended September 30, 2007 and 2006. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

        Gross margin on maintenance, support and service revenue increased by 1 percentage point as a result an increase in maintenance support and service revenue without a corresponding increase in costs. We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit on product revenue and gross profit on maintenance, support and service revenue each will increase, but that the related gross margins will decline slightly for the foreseeable future.

Operating Expenses

	Nine Months Ended September 30,
	2007		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
			(dollars in thousands)
Sales and marketing	$25,194	31%	$16,465	28%	$8,729	53%
Research and development	14,465	17	9,190	15	5,275	57
General and administrative	7,961	10	4,298	7	3,663	85

Total operating expenses.	$47,620	58%	$29,953	50%	$17,667	59%

        Of the $8.7 million increase in sales and marketing expense (a) $5.3 million was attributable to higher salaries, commissions and benefits associated with a 31% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis (b) $1.4 million was attributable to the effect of stock-based compensation expense (c) $1.2 million was attributable to an increase in travel expense resulting from the growth in the number of sales personnel, and (d) the balance was primarily attributable to increased expenses associated with expanded marketing programs, including trade shows and overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Of the $5.3 million increase in research and development expense, $2.8 million was attributable to higher salaries and benefits associated with a 38% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected (a) an increase of $1.2 million attributable to the effect of stock-based compensation expense (b) an increase in depreciation expense of $604,000 associated with our investment in equipment to support new product development and (c) an increase of $273,000 for outside consulting services. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future and to increase as a percentage of total revenue in the near term. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        Of the $3.7 million increase in general and administrative expense, (a) $794,000 was attributable to higher salaries and benefits related to an 30% increase in general and administrative headcount, (b) $732,000 was attributable to the effect of stock-based compensation expense (c) $700,000 was attributable to an increase in facilities costs, including rent, utilities and depreciation expense, associated with the overall increase in our employee headcount (d) $501,000 was attributable to increased legal, accounting and professional fees and (e) $488,000 was attributable to increased insurance premiums associated with being a publicly traded company. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums. However, we anticipate that general and administrative expense will decrease as a percentage of total revenue in the long term.

Operating and Other Income

	Nine Months Ended September 30,
					Period-to-Period Change
	2007		2006
	Amount	Percentage of total Revenue	Amount	Percentage of total Revenue	Amount	Percentage
			(dollars in thousands)
Income from operations	$17,467	21%	$17,780	29%	$(313)	(2)%
Interest income, net	4,811	6	942	2	3,869	411
Other expense	(27)	—	(32)	—	5	(16)

Income before provision for income taxes	22,251	27	18,690	31	3,561	19
Provision for income taxes	7,847	10	627	1	7,220	1,152

Net income	$14,404	18%	$18,063	30%	$(3,659)	(20)%

        The $313,000 decrease in income from operations resulted from a $17.7 million increase in total operating expenses, offset in part by a $17.4 million increase in gross profit.

        Interest income, net consisted of interest income generated from the investment of our cash balances. The increase in interest income reflected both higher average cash balances during the nine months ended September 30, 2007, as a result of our initial public offering in October 2006 and cash provided by operating activities as well as higher interest rates during the period.

        Other expense primarily consisted of foreign currency translation adjustments of our foreign subsidiaries.

Provision for Income Taxes

        For the nine months ended September 30, 2007 and 2006, the Company's effective tax rates were 35% and 3%, respectively. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of September 30, 2007 of approximately $4.8 million. The Company's conclusion that such assets will be recovered is based upon taxable income previously recorded in the carryback period or its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company's net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company's net recorded deferred tax assets would not be realizable.

Liquidity and Capital Resources

Resources

        Since 2005, we have funded our operations principally with cash provided by operations, which was driven by growth in revenue. In October 2006, we completed an IPO of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million.

        Key measures of our liquidity are as follows:

	As of and for the Nine Months Ended September 30, 2007	As of and for the Year Ended December 31, 2006
	(in thousands)
Cash and cash equivalents	$127,775	$118,714
Accounts receivable, net	24,381	14,337
Working capital	145,653	122,844
Cash provided by operating activities	8,245	26,331
Cash provided by financing activities	4,799	83,483

        Cash and cash equivalents.    Our cash and cash equivalents at September 30, 2007 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $333,000 at September 30, 2007 and $479,000 at December 31, 2006, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters facilities in Burlington, Massachusetts, and our office facility in Madrid, Spain.

        Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days' sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) ninety days. DSO was 74 days at September 30, 2007 and 54 days at December 31, 2006. The increase in DSO at September 30, 2007 was attributable to the higher level of revenue during the three months ended September 30, 2007 from our indirect partners as well as our international customers, which tend to have longer payment terms than our domestic and direct customers. The timing of shipments during the three months ended September 30, 2007 was also a factor contributing to the increase in DSO.

        Operating activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debts, stock-based compensation expenses, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2007 was $8.2 million and consisted of $14.4 million of net income, non-cash adjustments of $8.0 million (consisting primarily of $3.6 million of depreciation and amortization and $4.2 million of stock-based compensation expense), partially offset by $14.1 million used in working capital and other activities. Cash used in working capital and other activities primarily reflected a $10.1 million increase in accounts receivable, reflecting an overall increase in business activity and an increase in DSO, a $2.2 million decrease in accounts payable and accrued expenses and $3.4 million related to the tax savings to us from the exercise, by employees, of stock options. These uses were partially offset by a decrease of $1.4 million in inventory.

        Equity financing activities.    In October 2006, we completed an initial public offering of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. In addition we received proceeds from the exercise of common stock options in the amount of $1.4 million during the nine months ended September 30, 2007. Net cash provided by financing activities during the nine months ended September 30, 2007 also reflects the tax savings to us from the exercise, by employees, of stock options in the amount of $3.4 million.

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

Requirements

        Capital expenditures.    We have made capital expenditures primarily for equipment to support product development and other general purposes to support our growth, and evaluation systems for customer sales opportunities. Our capital expenditures totaled $4.1 million in the nine months ended September 30, 2007. We expect to spend an additional $1.8 million in capital expenditures in the remainder of fiscal 2007, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.

        Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters facilities in Burlington, Massachusetts and our office facilities in Madrid Spain. The following table sets forth our commitments to settle contractual obligations in cash after September 30, 2007:

	Balance 2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Operating leases as of September 30, 2007	$318	$1,269	$1,332	$712	$41	$3,672

  Off-Balance-Sheet Arrangements

        As of September 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of September 30, 2007, our foreign exchange exposure would have fluctuated by less than $10,000.

Interest Rate Risk

        At September 30, 2007, we had unrestricted cash and cash equivalents totaling $127.8 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.    Controls and Procedures.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, "Risk Factors" in Item IA of Part I of our Annual Report on Form 10-K, some of which are updated below. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see "Cautionary Statement" on page 18 of this Quarterly Report on Form 10-Q.

Risks Relating to Our Business

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

        We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may account for a significant percentage of our revenue. For example, two customers accounted for 27% of our total revenue in 2006 and three customers accounted for 45% of our total revenue for the nine months ended September 30, 2007. Additionally, we do not have and we do not enter into long-term purchase contracts with our customers, and have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them, would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

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

    •
    material acceptance criteria.

        Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have and meet very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we sometimes accept terms and conditions that do not permit revenue recognition at the time of delivery.

        In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and are recognizing compensation costs on a straight-line basis over our awards' vesting periods. We adopted SFAS No. 123(R) on January 1, 2006. During fiscal year 2006 and the nine months ended September 30, 2007 we recognized stock-based compensation expense of $867,000 and $4.2 million, respectively. As of September 30, 2007, there was $19.9 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.67 years.

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

        We significantly expanded our operations in 2006 and the first nine months of 2007. For example, during the period from December 31, 2005 through September 30, 2007, we increased the number of our employees and full-time independent contractors by 97%, from 164 to 323, and we opened a new sales office in Spain. In addition, our total operating expenses for the year ended December 31, 2006 increased by 59% as compared to the fiscal year ended December 31, 2005, and for the nine months ended September 30, 2007 were 59% higher than for the nine months ended September 30, 2006. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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
  Sales of Unregistered Securities

          None.

  (b)
  Use of Proceeds from Public Offering of Common Stock

          In October 2006, we completed an IPO of common stock pursuant to a registration statement on Form S-1 (Registration No. 333-134683) which the SEC declared effected on October 12, 2007. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 9,721,179 shares of our common stock, and another 3,474,528 shares of our common stock sold by selling stockholders. The offering did not terminate until the sale of all of the shares registered on the registration statement. We sold and issued 9,721,179 shares of our common stock, including 1,721,179 shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $9.50 per share. The underwriters for the offering were Goldman, Sachs & Co., Credit Suisse, JPMorgan and ThinkEquity Partners LLC.

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

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None

Item 6.    Exhibits.

        The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-134683) ).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-134683)).
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC (Registrant)
Date: November 13, 2007	By:	/s/ Andrew D. Ory Andrew D. Ory Chief Executive Officer and President (Principal Executive Officer)
Date: November 13, 2007	By:	/s/ Keith Seidman Keith Seidman Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)