Form 10-K
period 2007-12-31
ACME PACKET INC
filed 2008-03-13
CIK 1130258

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock as reported on the NASDAQ Global Market on June 29, 2007, was $254,099,764. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         60,469,918 shares of the registrant's common stock were outstanding as of March 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21 E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

  •
  our ability to attract and retain customers;

  •
  our financial performance;

  •
  our development activities;

  •
  our position in the session border controller market;

  •
  the benefit of our products, services, or programs;

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

  •
  our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, difficulties in attracting and retaining customers, difficulties in meeting customer needs through our development activities, difficulties leveraging market opportunities, poor product sales, long sales cycles, difficulties in developing new products, difficulties in our relationships with vendors and partners, risks associated with international operations, difficulty in managing rapid growth and increased competition, and those factors we discuss in this Annual Report on Form 10-K under the caption "Risk Factors" and the risks discussed in our other SEC filings. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K other than as required by law. You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. These risk factors are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance.

PART I

Item 1.    Business

Overview

        Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers and enterprises to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where Internet Protocol networks connect, known as network borders. Service providers include wireline, wireless, cable and Internet telephony service providers. The Internet Protocol, or IP, is a standardized method of transmitting information, such as interactive communications, from one device, such as a personal computer, server, IP telephone and personal digital advisor, to another device over any type of physical private or public network, including the Internet. Our Net-Net products, which consist of our hardware and proprietary software, serve as a central element in unifying the separate IP networks. Our customers use our products to deliver next-generation interactive communications services, such as Voice over IP, or VoIP, with the same quality assurance and security as they historically have offered for voice services over their legacy telephone networks.

        SBCs are deployed at the borders between IP networks, such as between two service providers or between a service provider and its enterprise, residential or mobile customers as more fully described below in the sections entitled "Industry Background," "The Need for a New IP Network Element," "Our Solution" and "Our Technology." SBCs are the only network element currently capable of integrating the control of signaling messages and media flows. This capability complements the roles and functionality of routers, softswitches and data firewalls that operate within the same network. Our Net-Net products support a broad range of communications applications at multiple network border points, providing key control functions in the areas of security, service reach maximization, service level agreement assurance, revenue and cost optimization and regulatory compliance, while also supporting next-generation service architectures such as IP Multimedia Subsystem, or IMS. IMS provides a blueprint for building a network capable of delivering IP-based voice, video and multimedia services to subscribers.

        We began shipping our Net-Net products in 2002. Since that time, approximately 500 customers, consisting of both service providers and enterprises in 85 countries have purchased our products.

        We sell our products and support services through approximately 45 distribution partners and our direct sales force. Our distribution partners include many of the largest networking and telecommunications equipment vendors throughout the world.

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

Industry Background

        Since the advent of IP, service providers have used two separate networks—the Public Switched Telephone Network, or PSTN, for voice communications and IP networks, both privately-based and the public Internet, for data applications and services. PSTN, also known as the voice or traditional telephone network, was created decades ago to provide seamless, reliable and secure global voice communications services. Users are accustomed to the high reliability and security of the PSTN, and have high confidence in utilizing it to share personal information and engage in activities such as banking and commerce. The PSTN is limited, however, in its ability to support high bandwidth video and other interactive multimedia services.

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

Evolution to a Converged IP Network

        IP networks can be designed and operated more cost-effectively than the PSTN. In addition, IP networks are capable of delivering converged voice, video and data service packages to businesses and consumers. Service providers are seeking to provide these next-generation services to enhance their profitability by generating incremental revenue and by reducing subscriber turnover. Enterprises are searching for ways to unify their communications by seamlessly integrating voice, video, instant messaging and collaboration while reducing costs. Managing two distinct networks—the PSTN and an IP network—is not a viable economic alternative. As a result, service providers and enterprises have begun to migrate to a single IP network architecture to serve as the foundation for their next-generation services and applications. In order to successfully transition to a single IP network, however, they must maintain the same reliability, quality and security that have for decades exemplified their delivery of voice services.

Challenges of IP Networks in Delivering Session-Based Communications

        IP networks were designed initially to provide reliable delivery of data services such as file downloads and website traffic that are not sensitive to latency, or time delay. If data packets are lost or misdirected, an IP network exhibits tremendous resiliency in re-transmitting and eventually executing the desired user request, which generally is an acceptable result for these types of data services. However, IP networks historically have not been capable of guaranteeing real-time, secure delivery of high quality sessions-based communications such as interactive voice and video.

        A session is a communications interaction that has a defined beginning and end, and is effective only when transmitted in real-time without latency or delays. In order to enable a session-based communication, control of the session from its origination point to its defined end point is required. No single IP network extends far enough to enable that level of control, however, and the Internet lacks the fundamental quality of service and security mechanisms necessary to consistently deliver the security and quality of real- time multimedia communications that consumers and businesses require. In order to gain the trust of users, service providers and enterprises must be able to assure secure and high quality interactive communications across multiple networks.

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

        A session is initiated using signaling messages. These messages establish a virtual connection between the participants' personal computers, IP phones or other IP devices. In addition, they negotiate the IP addresses used for the session's media streams and control messages as well as the algorithms, referred to as codecs, used to digitize analog voice and video. Various codecs are required for voice and video, and they involve trade-offs between quality and bandwidth efficiency. Once the call is initiated, media streams and control messages flow in both directions between participants. Signaling messages also are used to transfer a call, place a call on hold and terminate a session.

        The management of session-based communications is complicated by the following characteristics of today's IP networks:

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

Limitations of Existing Network Elements

        Successful session-based communications require tight integration between signaling and media control. However, existing network elements such as softswitches, IP Private Branch Exchanges, or IP PBXes, unified communication servers, routers and data firewalls do not provide the control functions required for session-based communications.

  •
  Softswitches, IP PBXes and unified communication servers set-up interactive communication sessions using signaling protocols such as, Session Initiation Protocol, or SIP, H.323, Media Gateway Control Protocol, or MGCP, and H.248. There, session agents process only signaling messages while performing a variety of signaling-based functions, such as user registration, authentication, authorization and session routing based upon telephone numbers or SIP addresses. These session agents currently do not provide functions relating to, for example, media control for interactive communication sessions or protection against signaling-based denial of service and distributed denial of service, or DoS/DDoS, attacks. DoS/DDoS attacks prevent network equipment from receiving legitimate network traffic by overloading network equipment with unrequested information.

  •
  Routers make simple routing decisions for IP packets based upon IP addresses. Routers do not participate in call signaling, and therefore, are unable to recognize the multiple individual data packets that comprise a single voice call or multi-media session. Without signaling intelligence, routers currently are unable to perform key border control functions such as softswitch overload prevention or call routing based upon quality and cost requirements. Routers may use a number of quality of service technologies, such as Multi-Protocol Label Switching, or MPLS, Differentiated Services, or DiffServ, and Resource Reservation Protocol, or RSVP, to provide preferential treatment to certain IP packets. However, routers using these technologies are currently incapable of classifying all the communications flows associated with a single voice call and handling those communications flows correctly as a single entity. Without the ability to identify the multiple individual packets that compromise a session, control call signaling, or understand the access link capacity and utilization, the router is unable to make any call admission or rejection decisions. As a result, the router will continue to send packets along a path even though the session should have been rejected because the quality was insufficient for the requested session. When this overloading of a path occurs, not only is the quality of the session associated with that packet insufficient to support the session, but other sessions using that same path also will suffer degradation.

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

Our Solution

        We provide a new category of network equipment called the session border controller, or SBC, to enable the delivery of secure and high quality interactive communications across multiple IP networks, including the separate IP networks that comprise wireline, wireless and cable networks. Prior to the advent of the SBC, IP network infrastructure equipment, such as those discussed above were able to initiate and route undifferentiated data, but lacked the ability to target specifically the management of interactive communications sessions. The development of the SBC, unlike many emerging networking products, was not catalyzed by standards bodies, but rather by the pragmatic needs of service providers and enterprises.

        To date, SBCs have been deployed around the world principally to deliver VoIP services, or the routing of voice conversations over both private IP networks and the public Internet. We believe that there is a significant demand for SBCs that can assure delivery of secure and high quality real-time interactive communications across all IP network borders. Dell'Oro Group, a market research and consulting firm specializing in networking and telecommunications, projects that worldwide revenue for SBCs will increase from $215 million in 2007 to $1.1 billion in 2012.

        SBCs are deployed at the borders of IP networks, such as between two service providers, referred to as an interconnect border, between a service provider and its enterprise, residential or mobile customers, referred to as access-backbone borders, or between a server provider's network and a data center, referred to as a data center border. Large enterprises also deploy SBC's between their IP network and their service provider's network and between their data centers and their employees. SBCs act as the source and destination for all signaling messages and media streams entering and exiting the network. To that end, SBCs complement rather than replace existing network and service infrastructure. At all borders, SBCs sit in front of session agents and make call acceptance or rejection decisions. This function protects the session agent from both malicious signaling attacks initiated by hackers and non-malicious overloads as well as ensures calls are only accepted when adequate network quality and softswitch resources are available. At many borders, SBCs sit alongside data firewalls. The data firewalls protect web and application servers and PCs from attacks while the SBC protects the session agent. SBCs augment the simple and different packet-by-packet routing decisions routers make. Unlike routers that make simple and different routing decisions on a packet by packet basis, SBCs are able to classify these flows as a single interactive communication session and make more intelligent routing decisions to use the best path across the network to ensure secure, high quality communications.

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

  •
  Service level agreement assurance.  SBCs play a critical role in assuring session capacity and quality. They perform admission and overload control to ensure that both the network and service infrastructure have the capacity to support a session with high quality. Additionally, they control the quality of network transport. SBCs also monitor and report actual session quality to determine compliance with performance specifications set forth in service level agreements between service providers or enterprises and their users.

  •
  Revenue and cost optimization.  SBCs can help service providers increase revenues and profits by protecting against both bandwidth and quality of service theft, by routing sessions to minimize costs, and by providing accounting and related mechanisms to maximize billable sessions.

  •
  Regulatory compliance.  SBCs support compliance with government-mandated regulations worldwide, including emergency services such as E-9-1-1 and lawful intercept, which involves law enforcement agencies' electronic surveillance of circuit and packet-mode communications as authorized by judicial or administrative order, such as the Communications Assistance for Law Enforcement Act, or CALEA.

        Our SBCs utilize our proprietary technology to process session-based communications at network borders, and are designed to ensure that critical security and quality standards are met. Our key advantages include the following:

  •
  Significant experience in service provider deployments.  We have significant experience in production deployments of SBCs by large interactive communications service providers, including deployments at 24 of the top 25 and 82 of the top 100 wireline, wireless and cable service providers in the world, based on 2007 revenues. Our product functionality and quality have continually improved based on the knowledge about network challenges and complexities that we have acquired through deployments with approximately 500 customers across the globe.

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

  •
  Depth of border control features.  We offer a deep set of session border control features for security, service reach maximization, service level agreement assurance, revenue and cost optimization, and regulatory compliance. In addition, our flexible product architecture facilitates rapid adoption of new control features required by emerging services, applications, business models and regulatory requirements.

  •
  Responsive service and support.  Our responsiveness to our customers' and distribution partners' new feature requirements and interoperability testing, as well as our commitment to swift problem resolution, has been critical in deployments of our products.

  •
  Carrier-class platform.  Service providers and enterprises operate complex, mission-critical networks that require security protection; high degrees of reliability, availability and maintainability, scalable performance and capacity, space and power-saving hardware design; and comprehensive network management. Products or platforms that satisfy these requirements are known as carrier-class. We have designed our products to be carrier-class.

  •
  Proven interoperability.  We have demonstrated the ability of our SBCs to interoperate with key products being deployed by major vendors for next-generation services, such as softswitches, IP PBXes, application servers, media gateways, media servers, policy servers and other communications infrastructure elements.

        We believe that these key advantages of our products and services, together with their deployment by our approximately 500 customers, make Acme Packet the leading provider of SBCs.

Our Strategy

        Our objective is to grow our market and technology leadership in the SBC market. Principal elements of our strategy include:

  •
  Continue to satisfy the evolving border requirements of large service provides and enterprises.  By continuing to work closely with large Tier-1 service providers and enterprises as they deploy and scale their services, we are well-positioned to gain valuable knowledge that we can use to expand and enhance our products' features and functionality. Our experience has demonstrated that new services, applications, business models and regulatory requirements will drive the need for supporting new interfaces, protocols and control features.

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

  •
  Facilitate and promote network interconnects among our customers.  We facilitate and encourage business relationships and interconnections among our customers to extend the reach of their services and, consequently, to increase the value of their services to their customers. We expect that these interconnections, in turn, will lead to increased demand for both our customers' services and for our products.

  •
  Leverage distribution partnerships to enhance market penetration.  We have approximately 45 distribution partners, which provide us with access to additional customers and increase our market penetration. As we invest in training and tools for our distribution partners' sales, systems engineering and support organizations, we expect the overall efficiency and effectiveness of these partnerships to increase, which will allow us to dedicate more of our resources to further penetrating the global market for our products and services.

  •
  Actively contribute to architecture and standards definition processes.  As the result of our breadth and depth of experience with actual production deployments of SBCs, we are poised to contribute significantly to organizations developing standards and architectures for next-generation IP networks, such as the Internet Engineering Task Force, 3GPP, ETSI, ATIS, MultiService Forum and PacketCable. We believe that the evolution of these standards and architectures will increasingly be driven by the realities learned from the pragmatic needs of service providers and enterprises, not by theories.

Our Technology

        Our SBCs are designed specifically to make networks "session aware" by enabling them to recognize, manage and integrate the various communication flows that comprise a single session and then treat those media flows as a single session with the appropriate priority, security and routing among other different networks. Acme Packet Session Aware Networking, our technology architecture, enables the delivery of secure and high quality interactive communication sessions across IP network borders. Implemented by the tight integration of our Net-Net OS software and Net-Net hardware platforms, our technology combines five elements that make the network session aware:

  •
  session routing policy;

  •
  session signaling service;

  •
  session media control;

  •
  session monitoring and reporting; and

  •
  session security service.

        Session Aware Networking is designed to enable these five elements to share information dynamically. The session routing policy element collects the information necessary to guide the session signaling service in the selection of the optimal route across multiple IP networks. The media control element moves voice packets in compliance with security, quality of service, bandwidth and regulatory requirements. The session monitoring and reporting element updates the routing policy element with information about actual signaling element load, bandwidth availability and route performance. The session security service element protects the SBC, service infrastructure, customer networks and sessions among users of the services and applications.

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

        Session security service.    This element exploits integrated hardware and software capabilities to secure the SBC, the service infrastructure and subscriber sessions with respect to signaling and media flows. Static and dynamic access control lists for signaling messages are enforced by the SBC's network processing subsystem to protect the signaling processor from DoS/DDoS attack and overload. DoS/DDoS attacks prevent network equipment from receiving legitimate media flows by overloading the network equipment with unrequested information. To avoid such attacks, subscriber endpoints must earn trust through successful registrations or calls to gain trusted access. For media flows, an SBC acts as a media firewall, permitting access for authorized sessions and blocking other traffic. All internal bandwidth consumed by all signaling and media flows are policed in hardware for optimum scalability in DoS/DDoS protection.

        DoS/DDoS attack prevention entails blocking all attacks and overloads at the SBC. Many of the session routing policies described above prevent signaling and media overloads on the service infrastructure from legitimate subscribers. A hardware-based encryption engine can ensure confidentiality of both signaling and media flows for subscriber sessions.

Our Products

        Our Net-Net family of products consists of the Net-Net OS software platform, 4000 and 9000 series systems, 4000 Advanced Telecommunications Computing Architecture blade, or ATCA blade, and EMS and SAS management applications. The brand name "Net-Net" reflects the role of these products in interconnecting IP networks for voice, video and multimedia services. Our Net-Net products serve as a central element in unifying the separate IP networks that comprise wireline, wireless and cable networks. Our products include our hardware platforms and proprietary software. They deliver high quality border control functionality, performance, capacity, scalability, availability and manageability, while allowing service providers and enterprises to deliver high-quality, secure, real-time, interactive communications.

        Our hardware and software products are designed to work in conjunction with each other. Our Net-Net OS software platform will only operate on our Net-Net hardware platforms and, accordingly, our Net-Net hardware platforms will only operate with our embedded software installed. Customers can purchase our products in either a standalone or high-availability configuration and can license our software in various configurations depending on customers' requirements for session capacity, feature groups and protocols.

Acme Packet Net-Net OS

        The Acme Packet Net-Net OS is our software platform that supports both SBC and/or Multiservice Security Gateway, or MSG, configurations. It operates on the Net-Net 4000 and 9000 series systems, and Net-Net 4000 ATCA blade. It offers rich border control functionality in terms of architectural flexibility, signaling protocol breadth, control function and feature depth, and carrier-class availability and manageability.

        Net-Net OS supports all five required border control functions:

  •
  Security.  Net-SAFE, our security framework, protects the service delivery infrastructure and customer/subscriber networks, systems and relationships with support for SBC/MSG DoS/DDoS protection, access control, topology hiding, session privacy, virtual private network separation, service infrastructure DoS/DDoS prevention and fraud prevention.

  •
  Service reach maximization.  Our products extend the reach of offered services by maximizing the different types of networks and devices supported. Critical features include: NAT traversal, which is the ability to enable communication sessions to be carried over existing data firewall and NAT devices; bridging of private and public address spaces including VPNs, signaling, encryption and transport protocol interworking; transcoding; and number, address and response code translations.

  •
  Service level agreement assurance.  Our products support a number of features designed to guarantee session capacity and quality. These features include: admission control based upon signaling element load, bandwidth availability (including policy server interfaces) and observed quality of service; quality of service marking and mapping; and quality of service reporting.

  •
  Revenue and cost optimization.  Net-Net OS includes a number of features that help customers maximize revenues and minimize costs. These include protection against revenue leakage from service theft, including bandwidth policing, quality of service theft protection, accounting, session timers, least-cost routing and load balancing.

  •
  Regulatory compliance.  Our products support compliance with government-mandated regulations worldwide, including emergency services such as E-9-1-1 and lawful intercept such as CALEA in the United States.

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

  •
  Management.  Our products support for a comprehensive collection of element management tools and operational support system interfaces.

  •
  Architectural flexibility.  Our products support different architectural models. Our SBCs can be configured as an integrated solution with signaling service and media control (each of which is described above) supported on a single hardware platform or a decomposed solution with media control and signaling service supported on two separate hardware platforms. An integrated SBC may also be integrated with a MSG. The choice of integrated or decomposed SBC solutions provides our distribution partners and customers with increased flexibility and scalability in implementing next-generation architectures. An integrated SBC solution offers more session border control functionality and simplifies the evaluation, deployment and on-going support of the product. A decomposed solution enables scaling the signaling and media control elements independently for optimum performance and capacity.

Acme Packet Net-Net Platforms

        The Acme Packet Net-Net 4000 and 9000 series systems and 4000 ATCA blade address a broad range of interactive communications requirements for performance, capacity and bandwidth. Each of these platforms is more fully discussed below:

  •
  Acme Packet Net-Net 4000 system, a carrier-class product that is the industry's most widely deployed SBC, satisfies most border requirements for performance, capacity and availability. The Net-Net 4000 PAC, a scalable racked pack of multiple 4000 units that perform as a single, fully integrated SIP SBC, offers two to eight time the SIP performance and capacity of a single Net-Net 4000.

  •
  Acme Packet Net-Net 4000 ATCA blade, consisting of an ATCA front card and rear transition module, is designed to be easily integrated by wireless and wireline communication systems vendors into their ATCA chassis. The blade supports all Acme Packet Net-Net SBC and MSG configurations, functions and features supported by Acme Packet's Net-Net OS.

  •
  Acme Packet Net-Net 9000 system, our next-generation platform, offers our highest levels of performance, capacity and availability in a single hardware platform. The Net-Net 9000, in SBC configurations, also supports transcoding and transrating for a wide selection of wireline and wireless codecs. As a MSG, it supports up to 1 million IPsec tunnels.

        The following table outlines the differentiating features of our hardware platforms:

	Net-Net 4000	Net-Net 4000 ATCA blade	Net-Net 9000
Signaling performance (relative sessions/second)	1 to 8	2	3 or 7
Media capacity with quality of service reporting (maximum number of sessions)	32,000	32,000	32,000 or 128,000
Transcoding capacity (maximum number of sessions)	n/a	n/a	16,000
IPsec tunnel capacity maximum (number of tunnels)	128,000 or 512,000	512,000	1,024,000
Network interfaces (maximum number and type)	(4) 1 Gbps	(4) 1 Gbps	(8) 1 Gbps or (2) 10 Gbps
DoS/DDoS protection, hardware-software based	Standard	Standard	Standard
High availability configuration	Inter-system	Inter-system	Intra- or inter- system
Size of high availability configuration (rack units)	2	6-18	7

Acme Packet Net-Net EMS

        The Acme Packet Net-Net Element Management System, or Net-Net EMS, is a network element management application for our Net-Net family of SBCs. Net-Net EMS is designed to enable our customers to rapidly deploy and easily manage single or multiple Net-Net SBCs. As a standalone management system, Net-Net EMS is designed to support all required configuration, fault, performance and security management functions through an easy-to-use, browser-based graphical user interface. Net-Net EMS can efficiently integrate into existing and next-generation operational support systems, through industry-standard interfaces.

Acme Packet Net-Net SAS

        The Acme Packet Net-Net Session Analysis System, or Net-Net SAS, provides off-line collection, reporting and analysis of session call detail records, or CDRs, for the Net-Net family of SBCs. It enables comprehensive session/call level troubleshooting, performance analysis and traffic monitoring without the need for third party tools or application development.

General

        The pricing of our products depends upon the hardware platform (Net-Net 4000 or 9000 system, or 4000 ATCA blade) and related options, the signaling protocols used (for, example, SIP or H.323), the number of active sessions, and the software feature group options.

Support and Services

        We believe that the provision of a broad range of professional support services is an integral part of our business model. We offer services designed to deliver comprehensive support to our customers and distribution partners through every stage of our products' deployment. Our services can be categorized as follows:

        Professional Services.    Our professional services group provides pre-installation services, such as planning and consulting and network engineering and design, as well as installation and network integration services.

        Technical Assistance Center.    From our headquarters in Burlington, Massachusetts, we operate a technical assistance center to provide our customers with post-installation services such as support and maintenance, informational services, and technical support services. We provide remote assistance to customers worldwide, including periodic updates to our software and product documentation. To respond to our customers' needs, our technical assistance group is available 24 hours a day, 7 days a week and accessible by phone, by e-mail and, when required, on site.

        Training.    We offer an array of training services to our customers, including, a five-day course about configuration and administrative basics and a three-day course about troubleshooting maintenance. We present these courses monthly at our corporate and regional headquarters, and we also can deliver customized versions of the courses at customer sites.

        We had 78 employees dedicated to providing these services as of December 31, 2007. We believe our commitment to servicing our products and our customers provides us with a competitive advantage by helping us to retain customers and to identify new product opportunities.

Sales and Marketing

        We market and sell our products and support services indirectly through our distribution partners and directly through our sales force. Our sales and marketing team consisted of 83 employees and full time contractors as of December 31, 2007.

        Marketing and Product Management.    In addition to building brand awareness and broadly marketing our products, our marketing team actively supports our sales process and team and works to influence next-generation service/application architectures and requirements globally by actively contributing to industry-related standards organizations, conferences, trades shows, publications and analyst consulting services.

        Direct Sales.    Our direct sales team, with assistance from marketing, sells directly to large, individual service providers and enterprises worldwide. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain; and Tokyo, Japan. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, Italy, Korea, Malaysia, Mexico, the Netherlands, Peru, Russia, South Africa, Thailand and the United Kingdom and throughout the United States.

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

        As of December 31, 2007, we had approximately 45 distribution partners and resellers. Our partners include many of the largest networking and telecommunications equipment vendors in the world, as well as regionally focused system and network integrators.

Customers

        Our products and services have been sold to approximately 500 customers in 85 countries. These customers consist of legal entities that have either purchased products and services directly from us or have purchased our products through one of our distribution partners. Our customers include incumbent and competitive local exchange and long distance providers, international service providers, cable operators, Internet telephony service providers, voice application service providers, wireless service providers, enterprises, universities and government agencies. In addition to these many different customer profiles, our customers reflect different services and applications, network types, business models and countries.

        Revenue from customers located outside the United States and Canada represented 52% of our total revenue in 2007, 43% of our total revenue in 2006 and 41% of our total revenue in 2005. The following is a list of our customers who accounted for at least 10% of our net revenue for the applicable period indicated below:

Year Ended December 31,
2007	2006	2005
Alcatel Lucent—17%	Sprint—16%	Sprint—14%
Nokia Siemens Networks—15%	Siemens—11%	Lucent Technologies—14%
Sprint—13%		Time Warner Cable—12%
Ericsson—11%		Alcatel—11%

        We follow a standard contracting process with all of our direct customers. The first time a direct customer places an order for any of our products we enter into a master agreement that contains general terms and conditions applicable to all purchases of our products by such direct customer. By entering into an end-user agreement with us, a direct customer does not become obligated to order or purchase any fixed or minimum quantities of our products. Our direct customers generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other applicable delivery terms that are applicable to products.

Research and Development

        Continued investment in research and development is critical to our business. We have assembled a team of 114 engineers as of December 31, 2007, with expertise in various fields of communications and network infrastructure. Our research and development organization is responsible for designing, developing and enhancing our software products and hardware platforms, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party hardware and software products. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems. In addition, we have invested significant time and financial resources into the development of our Net-Net family of products, including our Net-Net OS software platform.

        Research and development expense totaled $20.1 million for 2007, $13.0 million for 2006 and $8.7 million for 2005.

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

        Although there are multiple sources for most of the component parts of our products, some of our network processors, traffic managers, microprocessors and network search engines are sourced from single or, in some cases, limited sources. For example, our contract manufacturers purchase through electronics distributors various types of network processors, traffic managers, microprocessors and network search engines from various component manufacturers, including Applied Micro Circuits Corporation, Broadcom Corporation, Freescale Semiconductor, Inc., Integrated Device Technology, Inc., Marvell Semiconductor, Inc., Mindspeed Technologies, Inc. and Netlogic Microsystems, Inc., which are presently our contract manufacturers' sole sources for these particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. We regularly monitor the supply of the component parts and the availability of alternative sources. Also, we have entered into arrangements with a few electronics distributors which require the electronics distributors to establish and maintain at least three months' inventory of certain key components, and, at the request of our contract manufacturers, to supply all or a portion of the key components held pursuant to this arrangement to our contract manufacturers for use in the manufacture of our products. Our contractual arrangements with the electronics distributors do not provide for the electronics distributors to enter into any contract with any of these component manufacturers to guarantee the supply of these key components. Our contract manufacturers provide forecasts to the electronics distributors of our manufacturers' requirements of these key components. These electronics distributors use the forecasts to source the key components from time to time, to the extent that these key components are available from the applicable component manufacturers, with the objective of maintaining at all times at least three months' supply of these key components available for delivery to our contract manufacturers. When our contract manufacturers require certain key components for use in the manufacture of our products, we direct them to issue purchase orders to the applicable electronics distributor and, if the applicable electronics distributor has the requested quantities of these key components on hand, it will accept the purchase order issued by our contract manufacturers and supply the quantities of the key components covered by the purchase order. Despite these arrangements, we cannot be certain or provide any assurance that the applicable component manufacturers will accept all of the purchase orders, or any of them, issued by these electronics distributors and agree to supply any of the quantities of these components requested by these electronics distributors. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months' inventory of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of these key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers' requirements.

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

  •
  competitive costs.

        Our primary competitors generally consist of start-up vendors, such as Newport Networks and NexTone and more established network equipment and component companies, such as Ditech Networks, through its acquisition of Jasomi, Juniper Networks, through its acquisition of Kagoor and AudioCodes, through its acquisition of Netrake. We also compete with some of the companies with which we have distribution partnerships, such as Sonus Networks and Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with other market offerings. As the SBC market opportunity grows, we expect competition from additional networking and telecommunications equipment suppliers, including other of our distribution partners. For example, Cisco Systems recently announced a new product for the SBC market.

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

        As of December 31, 2007, we have been issued nine U.S. patents, and one U.S. patent has been allowed. In addition, twelve U.S. utility patent applications are pending, as well as counterparts pending in other jurisdictions around the world. Once a patent is "allowed" by the U.S. Patent Office, the patent will be issued upon the completion of certain administrative procedures. A U.S. provisional application can be filed with the U.S. Patent Office to establish a priority date for potentially inventive intellectual property. To patent the inventive intellectual property disclosed in a provisional filing, a U.S. utility patent application must be filed with the U.S. Patent Office referencing the U.S. provisional patent within one calendar year. One advantage of filing a provisional patent is the establishment of an earlier priority date which may have value during a patent infringement lawsuit. Our three registered trademarks in the United States are "Acme Packet," "Net-Net" and "Acme Packet Session Aware Networking."

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

        We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that literature we may be advised of by third parties in the future could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in "Risk Factors—Claims by other parties that we infringe their proprietary technology could force us to redesign our products or to incur significant costs."

        We license our software pursuant to agreements that impose restrictions on customers' ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

Employees

        As of December 31, 2007, we had 322 employees and 5 full-time independent contractors, consisting of 79 employees and 4 full-time independent contractors engaged in sales and marketing, 114 employees engaged in engineering, 77 employees and 1 full-time independent contractor engaged in professional support services, 26 employees engaged in manufacturing, and 26 employees engaged in finance, administration and operations. A total of 62 of those employees and full-time independent contractors were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our current employee relations to be good.

Item 1A.    Risk Factors

        Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business

If the market for SBCs does not continue to develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

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

        We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may each account for 10% or more of our revenue. For example, two such customers accounted for 27% of our total revenue in 2006 and four such customers accounted for 56% of our total revenue in 2007. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

        As of December 31, 2007, we had approximately 45 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue. Revenue derived through distribution partners accounted for 48% of our total revenue in 2006 and 61% of our total revenue in 2007. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase SBCs from our competitors rather than from us. Under our contracts with our distribution partners, our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and other delivery terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors' products or whether they devote resources to market and support our competitors' products rather than our offerings.

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

        Other providers of network infrastructure elements are offering or proposing to offer functionality aimed at addressing the problems addressed by our products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our products in infrastructure elements that are already generally accepted as necessary components of network architecture may cause the market not to grow as predicted, which would have an adverse effect on our ability to market and sell certain of our products. Furthermore, even if the functionality offered by other network infrastructure elements is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding additional equipment from an additional vendor, which could also have a material adverse effect on the market for standalone SBC systems. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure elements, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization's existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only a single line of products and may have fewer financial resources than some of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, the market for our products may prove smaller than predicted and our business, operating results and financial condition would be adversely affected.

If the migration to an IP network architecture for real-time interactive communications does not continue, the SBC market may not expand as predicted, and our ability to obtain new customers may decrease and our revenue will decrease.

        We derive our revenue by providing SBCs to interactive communications service providers seeking to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers' networks to a single IP network architecture. The migration of voice traffic from the PSTN to IP networks is in its early stages, and the continued migration to IP networks depends on a number of factors outside of our control. Among other things, existing networks include switches and other equipment that may have estimated useful lives of twenty or more years and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay the migration to IP networks include service providers' concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products, such as ours, that are designed to migrate interactive communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, the SBC market may not expand as predicted, if at all, and we will not be able to gain new customers. In addition, even if there is a successful migration to an IP network for interactive communications, new unforeseen technologies may render the SBC unnecessary. As a result, our sales and revenues would decrease and our operating results would be harmed.

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

        Our products have lengthy sales cycles, which typically extend from six to twelve months and may take up to two years. A customer's decision to purchase our products often involves a significant commitment of its resources and a product evaluation and qualification process that can vary significantly in length. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and the type of network in which our product will be utilized. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale.

        Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely among customers. The length of a customer's deployment period may directly affect the timing of any subsequent purchase of additional products by that customer.

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

If our products do not interoperate with our customers' existing networks, the demand for our products will decrease and our operating results will be harmed.

        Our products must interface with our customers' existing networks, each of which may have different specifications. An unanticipated lack of interoperability may result in significant support and repair costs and harm our relations with customers. If our products do not interoperate with those of our customers' networks, installations could be delayed or orders for our products could be cancelled, which would result in losses of revenue and customers that could significantly impair our business and operating results.

Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our revenue generated in foreign countries, and our overall operating results.

        In 2007, a significant portion of our increase in product revenue was attributable to our international customers and we plan to continue our international operations in the future. In the coming years, we may find that the success of our business may depend, in part, on our ability to expand further into international markets. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. We have employees in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Peru, Russia, South Africa, Spain, Thailand and the United Kingdom. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

        Although relatively new, the market for SBCs is competitive and continually evolving. We expect competition to persist and intensify in the future as the SBC market grows and new and existing competitors devote considerable resources to introducing and enhancing products. Our primary competitors generally consist of start-up vendors, such as Newport Networks and NexTone, and more established network equipment and component companies, such as Ditech Networks, through its acquisition of Jasomi, Juniper Networks, through its acquisition of Kagoor, and AudioCodes, through its acquisition of Netrake. In addition, we compete with some of the companies with which we have distribution partnerships, such as Sonus Networks and Ericsson. We compete on the basis of customer traction and experience in interactive communications service provider networks, breadth of applications and standards support, depth of border control features, demonstrated ability of products to interoperate with key communications infrastructure elements, comprehensive service support, and price.

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

        If our quarterly revenue, earnings or other operating results fall below the expectations of securities analysts or investors, the price of our common stock could fall substantially. Our operating results can vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Generally, a service provider's purchases of communications equipment have been unpredictable and clustered, rather than steady and predictable, as service providers frequently build out and update their communications networks in stages. In addition, the following factors, among others, can contribute to the unpredictability of our operating results:

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

        Our operating expenses are largely based on our anticipated organizational and revenue growth. Most of our expenses, such as employee compensation, are relatively fixed in the short term. As a result, any shortfall in revenue in relation to our expectations, whether for the reasons set forth above, the reasons identified below or any other reason, could cause significant changes in our operating results from quarter to quarter and could result in lower quarterly earnings.

        We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors. In this event, the price of our common stock may decrease substantially.

We have incurred operating losses in the past and may not be able to sustain profitability in the future.

        While we have generated net income of $28.9 million in 2006 and $19.6 million in 2007, we have incurred significant losses in several fiscal years since inception, which included net losses of $7.5 million in 2003, $7.0 million in 2004 and $35,000 in 2005. We expect to continue to incur significant sales and marketing, product development, administrative, and other expenses. We have only a limited operating history on which you can base your evaluation of our business, including our ability to increase our revenue. We commenced operations in August 2000 and began recognizing revenue in 2003. We will need to generate significant revenue to maintain profitability, and we cannot be sure that we will remain profitable for any substantial period of time. If we are unable to remain profitable, the market price of our common stock will probably fall.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

        Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

Future interpretations of existing accounting standards could adversely affect our operating results.

        Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the Securities and Exchange Commission, or SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

        Additionally, in December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and are recognizing compensation costs on a straight-line basis over our awards' vesting periods. We adopted SFAS No. 123(R) on January 1, 2006, and recognized stock-based compensation expense of $6.1 million and $867,000 in fiscal years 2007 and 2006, respectively. As of December 31, 2007, there was $19.6 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized in future periods.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

        We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our founders, Andrew D. Ory, who is also our President and Chief Executive Officer, and Patrick MeLampy, who is also our Chief Technology Officer. Neither of these officers is a party to an employment agreement with us, and either of them therefore may terminate employment with us at any time with no advance notice. The replacement of either of these two officers likely would involve significant time and costs, and the loss of either of these officers may significantly delay or prevent the achievement of our business objectives. In addition, our Board of Directors will be required to devote time and resources to search for a new chief financial officer. In February 2008, Mr. Keith Seidman, our Chief Financial Officer, announced his plans to retire as soon as a new chief financial officer is appointed and a successful transition has been made.

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

        We significantly expanded our operations in 2006 and 2007. For example, during the period from December 31, 2005 through December 31, 2007, we increased the number of our employees and full-time independent contractors by 99%, from 164 to 327, and we opened a new sales office in Spain. In addition, our total operating expenses for the year ended December 31, 2006 increased by 59% as compared to the fiscal year ended December 31, 2005, and for the year ended December 31, 2007 were 53% higher than for the year ended December 31, 2006. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

  •
  refund deposits and other amounts.

        Any lawsuits regarding intellectual property rights, regardless of their success, could be time-consuming, could be expensive to resolve, and would divert our management's time and attention.

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

Certain component parts used in the manufacture of our products are sourced from single or limited sources. If our contract manufacturers are unable to obtain these components on a timely basis, we will not be able to meet our customers' product delivery requirements, which could harm our reputation and adversely affect our operating results.

        Certain key components used in the manufacture of our products are sourced from single or, in some cases, limited sources. For example, the third parties that we hire to manufacture our products, or contract manufacturers, purchase through electronics distributors various types of network processors, traffic managers, microprocessors and network search engines. Specifically, Applied Micro Circuits Corporation, Broadcom Corporation, Freescale Semiconductor, Inc., Integrated Device Technology, Inc., Marvell Semiconductor, Inc., Mindspeed Technologies, Inc. and Netlogic Microsystems, Inc., are presently the sole sources for these particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. We have entered into arrangements under which electronics distributors have agreed to establish and maintain at least three months' inventory of certain key components, and, at the request of our contract manufacturers, to supply all or a portion of the key components held pursuant to this arrangement to our contract manufacturers for use in the manufacture of our products. Our contractual arrangements with the electronics distributors do not provide for these electronics distributors to enter into any contract with any component manufacturer to guarantee the supply of these key components. Our contract manufacturers provide forecasts to the electronics distributors of our contract manufacturers' requirements of the key components. These electronics distributors use the forecasts to source these key components from time to time, to the extent that the key components are available from the applicable component manufacturers, with the objective of maintaining at all times at least three months' supply of the key components available for delivery to our contract manufacturers. When our contract manufacturers require certain key components for use in the manufacture of our products, we direct them to issue purchase orders to the applicable electronics distributor and, if the applicable electronics distributor has the requested quantities of these key components available, it will accept the purchase order issued by our contract manufacturers and supply the quantities of the key components covered by the purchase order. Despite these arrangements, we cannot be certain or provide any assurance that the component manufacturers will accept all of the purchase orders, or any of them, issued by the electronics distributors and agree to supply any or all of the quantities requested. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months' supply of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of the key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers' requirements. Additionally, if our contract manufacturers underestimate our component requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. Also our suppliers may:

  •
  enter into exclusive arrangements with our competitors;

  •
  be acquired by our competitors;

  •
  stop selling their products or components to us at commercially reasonable prices;

  •
  refuse to sell their products or components to us at any price; or

  •
  be unable to obtain or have difficulty obtaining components for their products from their suppliers.

        If our supply of any key components is disrupted, we may be unable to deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, injury to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and we may experience difficulties or delays in the manufacturing of our products. For example, we have customized some of our hardware products to accommodate the design of some key components, and the loss of the sole supplier of a key customized component could require that we redesign related components to accommodate replacement components. Any failure to meet our customers' delivery requirements could harm our reputation and decrease our revenue.

Product liability claims related to our customers' networks could result in substantial costs.

        Our products are critical to the business operations of our customers. If one of our products fails, interactive communications service provider may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any product liability claims, whether or not successful, could seriously damage our reputation and our business. In addition, if an actual or perceived breach of network security occurs in the network of one of our customers, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed.

We may undertake acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

        Our business and our customer base have been built through organic growth. While we do not have any present plans to acquire businesses, technologies or services, we may enter into such arrangements in the future in order to expand our capabilities, enter new markets, or increase our market share. We do not have any experience making significant acquisitions. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management's attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

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

Risks Relating to Ownership of Our Common Stock

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

        In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company's securities. If class action litigation is initiated against us, we will incur substantial costs and our management's attention will be diverted from our operations. All of these factors could cause the market price of our stock to decline, and investors may lose some or all of the value of their investment.

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

        Our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 53% of our outstanding shares of common stock based on the number of shares outstanding as of December 31, 2007. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, even though such transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by:

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

        Our restated charter and bylaws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our Company. These provisions might discourage, delay or prevent a change in the control of our Company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some provisions in our restated charter and bylaws may deter third parties from acquiring us, which may limit the market price of our common stock and may not be in the best interests of our stockholders. These include:

  •
  a classified board of directors;

  •
  the ability of the board of directors to issue undesignated shares without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the board;

  •
  limitations on the removal of directors; and

  •
  advance notice requirements for election to the board and for proposing matters that can be acted upon at stockholder meetings.

Item 1B.    Unresolved Staff Comments

        We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before the end of the fiscal year ending December 31, 2007 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

        Our common stock has been quoted on the Nasdaq Global Market under the symbol "APKT" since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our common stock.

        The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market.

	High	Low
Fourth Quarter 2006 (from October 13, 2006)	$21.97	$13.00
First Quarter 2007	$21.43	$13.73
Second Quarter 2007	$15.02	$11.10
Third Quarter 2007	$16.00	$10.25
Fourth Quarter 2007	$16.59	$10.81
First Quarter 2008 (through March 11, 2008)	$12.81	$6.85

        The last reported sale price for our common stock on the Nasdaq Global Market was $7.62 per share on March 11, 2008.

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

        In February 2008, the Board authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period. The purchase of our common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

        This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through February 29, 2009. Through March 11, 2008, we have repurchased 244,000 shares of our common stock for an aggregate purchase price, including applicable brokers' fees, of $1.8 million.

Stockholders

        As of February 29, 2008, there were approximately 144 registered stockholders of record of our common stock.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between October 13, 2006 (the date of our initial public offering) and December 31, 2007, with the cumulative total return of (i) the Nasdaq Telecommunications Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on October 13, 2006 in our common stock, the Nasdaq Telecommunications Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 13, 2006 of $15.91 per share as the initial value of our common stock.

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

	10/13/06	12/31/2006	3/31/07	6/30/2007	9/30/2007	12/31/2007
Acme Packet	100.0	129.7	92.9	72.2	96.9	79.1
Nasdaq Composite Index	100.0	102.5	102.7	110.4	114.6	112.5
Nasdaq Telecommunications Index	100.0	106.5	107.6	118.1	131.0	116.2

Equity Compensation Information

        For information regarding our equity compensation plans, see Note 6 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

(a)
Sales of Unregistered Securities

        None.

(b)
Use of Proceeds from Public Offering of Common Stock

        In October 2006, we completed an initial public offering, or IPO, of our common stock pursuant to a registration statement on Form S-1 (Registration No. 333-134683) which the SEC declared effective on October 12, 2006. In connection with the IPO, we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, and another additional 3.5 million shares of our common stock were sold by our selling stockholders. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock registered pursuant to the registration statement, including the shares sold by the selling shareholders, were sold at a price to the public of $9.50 per share. The managing underwriters were Goldman, Sachs & Co., JPMorgan, Credit Suisse and Think Equity Partners LLC.

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

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Consolidated Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and related notes, and the other financial information included in this Annual Report on Form 10-K.

        We derived the consolidated financial data for the years ended December 31, 2005, 2006 and 2007 and as of December 31, 2006 and 2007 from our consolidated financial statements, which have been audited by Ernst & Young LLP, and are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2003 and 2004 and as of December 31, 2003, 2004, and 2005 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Product	$94,906	$71,810	$31,080	$14,641	$3,038
Maintenance, support and service	18,146	12,260	5,040	1,352	298

Total revenue	113,052	84,070	36,120	15,993	3,336

Cost of revenue:
Product	18,281	14,624	8,026	5,212	918
Maintenance, support and service	4,062	2,951	1,201	583	177

Total cost of revenue	22,343	17,575	9,227	5,795	1,095

Gross profit	90,709	66,495	26,893	10,198	2,241

Operating expenses:
Sales and marketing	35,387	23,759	14,969	8,558	3,480
Research and development	20,058	12,988	8,705	5,552	4,117
General and administrative	10,732	6,566	3,602	2,341	2,141
Lease abandonment	—	—	—	848	—

Total operating expenses	66,177	43,313	27,276	17,299	9,738

Income (loss) from operations	24,532	23,182	(383)	(7,101)	(7,497)
Total other income, net	6,369	2,239	348	144	33
Income (loss) before provision for (benefit from) income taxes	30,901	25,421	(35)	(6,957)	(7,464)
Provision for (benefit from) income taxes	11,340	(3,443)	—	—	—

Net income (loss)	$19,561	$28,864	$(35)	$(6,957)	$(7,464)

Net income (loss) per share applicable to common stockholders:
Basic(1)	$0.33	$0.57	$0.00	$(0.47)	$(0.52)
Diluted(1)	$0.30	$0.50	$0.00	$(0.47)	$(0.52)
Weighted average number of common shares used in net income (loss) per share calculation:
Basic(1)	59,385,082	50,437,801	15,240,890	14,732,597	14,380,027
Diluted(1)	66,016,411	57,418,796	15,240,890	14,732,597	14,380,027

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$136,420	$118,714	$15,369	$16,748	$9,560
Working capital	152,500	122,844	13,783	15,134	8,588
Total assets	186,575	153,923	30,399	25,902	12,427
Indebtedness	—	—	—	210	696
Convertible preferred stock	—	—	33	33	24
Total stockholders' equity	163,167	130,937	17,723	17,634	9,997

(1)
For information regarding the computation of per share amounts, refer to note 2 of the notes to our consolidated financial statements, included in this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  •
  the benefit of our products, services, or programs;

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

  •
  our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, difficulties in attracting and retaining customers, difficulties in meeting customer needs through our development activities, difficulties leveraging market opportunities, poor product sales, long sales cycles, difficulties developing new products, difficulties in our relationships with vendors and partners, risks associated with international operations, difficulty in managing rapid growth and increased competition, and those factors we discuss in this Annual Report on Form 10K under the caption "Risk Factors." You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. These risk factors are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance.

Overview

        Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across IP network borders. As of December 31, 2007, approximately 500 service providers in 85 countries have deployed our products. We sell our products and support services through our direct sales force and approximately 45 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

        Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain and Tokyo, Japan. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, Italy, Korea, Malaysia, Mexico, the Netherlands, Peru, Russia, South Africa, Thailand and the United Kingdom and

throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

Initial Public Offering

        In October 2006, we completed an initial public offering, or IPO, of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32.2 million shares of common stock.

Fiscal Year

        Our fiscal year ends on December 31. Reference to 2007, for example, refers to the fiscal year ended December 31, 2007.

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

Operating Expenses

        Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. During the period from December 31, 2005 through December 31, 2007, we increased the number of our employees and full-time independent contractors by 99% from 164 to 327. We expect to continue to hire significant numbers of new employees to support our growth.

        Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect absolute dollar increases in sales and marketing expense for the foreseeable future and to increase as a percentage of total revenue for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities with the intent to grow our revenue. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

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

        General and administrative expense consists primarily of (a) salaries and personnel costs related to our executive, finance, human resource and information technology organizations, (b) facilities expenses, (c) accounting and legal professional fees, and (d) other related overhead. We expect general and administrative expense to continue to increase in absolute dollars for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums. However, we anticipate that general and administrative expense will decrease as a percentage of total revenue in the long term.

Stock-Based Compensation

        Through December 31, 2005, cost of revenue and operating expenses included stock-based compensation expense to the extent the fair value of our common stock exceeded the exercise price of stock options granted to employees on the date of grant. Effective in the first quarter of fiscal 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of shared-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the years ended December 31, 2007 and 2006, we recorded expense of $6.1 million and $867,000, respectively, in connection with share-based payment awards. Based on options granted in 2007 and 2006, a future expense of non-vested options of $19.6 million is expected to be recognized over a weighted-average period of 2.55 years.

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

Application of Critical Accounting Policies and Use of Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Annual Report on Form 10-K.

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

        In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:

  •
  Evidence of an arrangement exists.  We consider a non-cancelable agreement signed by the customer and us to be representative of persuasive evidence of an arrangement.

  •
  Delivery has occurred.  We consider delivery to have occurred when product has been delivered to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of our agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered elements. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

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

Allowance for Doubtful Accounts

        We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2007, the allowance for doubtful accounts was $574,000.

Stock-Based Compensation

        Through December 31, 2005, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of our common stock and the stock option exercise price or restricted stock award purchase price multiplied by the number of stock options or restricted stock awards granted. Generally, we granted stock-based awards with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the deemed fair value of the common stock exceeded the exercise or purchase price of stock-based awards granted to employees on the date of grant, we amortized the expense over the vesting schedule of the awards, generally four years. The fair value of our common stock for periods through December 31, 2005 was determined by our Board of Directors (the "Board").

        Given the absence of a public market for our common stock prior to the completion of our initial public offering (IPO), the fair value for our common stock was estimated by the Board, with input from management. The Board exercised judgment in determining the estimated fair value of our common stock on the date of grant based on several factors, including the liquidation preferences, dividend rights and voting control attributable to our then-outstanding convertible preferred stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. In the absence of a public trading market for our common stock, the Board considered objective and subjective factors in determining the fair value of our common stock. We believe this to have been a reasonable methodology based upon our internal peer company analyses and based on several arm's-length transactions involving our common stock supportive of the results produced by this valuation methodology.

        On December 16, 2004 the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) starting on January 1, 2006.

        Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), we will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

        As there was no public market for our common stock prior to October 13, 2006, the effective date of the our IPO, we determined the volatility for options granted in 2006 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 7.00% and 11.25% for the years ended December 31, 2007 and 2006, respectively, in determining the expense recorded in the accompanying consolidated statement of operations. The weighted-average fair values of options granted were $7.62 and $5.43 for the years ended December 31, 2007 and 2006, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	4.56%	4.79%
Expected volatility	56.28%	81.44%
Expected life	5.41 years	6.25 years
Dividend yield	—	—

        We recorded stock-based compensation expense of $6.1 million and $867,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $19.6 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.55 years.

        We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. There were no stock-based awards made to non-employees in the years ended December 31, 2007, 2006 or 2005.

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

Product Warranties

        Substantially all of our products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of hardware or software covered by this warranty, we must repair or replace the hardware or software or, if those remedies are insufficient, provide a refund. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under maintenance contracts, but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. We periodically assess the adequacy of the warranty allowance and adjust the amount as necessary. During the year ended December 31, 2007 we decreased our warranty allowance by $163,000 as a result of an analysis performed on historical data. If the historical data we use to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional or reduced warranty reserves may be required.

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

Income Taxes

        We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss, or NOL, and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. In the year ended December 31, 2005, due to uncertainty surrounding the Company's ability to utilize its remaining NOL and tax credit carryforwards and other deferred tax assets, we provided a full valuation allowance against our otherwise remaining recognizable deferred tax assets. In the year ended December 31, 2006, we utilized the remaining portion of our NOL carryforwards to reduce income taxes currently payable and determined that it was more likely than not that we would realize all of our remaining deferred tax assets. Therefore, we reduced the valuation allowance of $4.8 million in December 2006 related to these deferred tax assets. The benefit of the release of the valuation allowance was realized through a reduction of income tax expense.

        As of December 31, 2007, we had state research and development tax credits of $183,000 that expire beginning in 2022, and are subject to review and possible adjustment by the taxing authorities. During 2007, we utilized all of our remaining U.S. federal research and development tax credits. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests, as defined.

        For the years ended December 31, 2007, 2006 and 2005, our effective tax rates were 37%, (14)%, and 0%, respectively. The lower effective tax rate in 2006 and 2005 was due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations.

        Our current intention is to reinvest the total amount of our unremitted earnings in the local jurisdiction or to repatriate the earnings only when tax-effective. As such, we have not provided for U.S. taxes on the unremitted earnings of our foreign subsidiaries.

        We adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Revenue

	Year Ended December 31,
	2007		2006
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$94,906	84%	$71,810	85%	$23,096	32%
Maintenance, support and service revenue	18,146	16	12,260	15	5,886	48

Total revenue	$113,052	100%	$84,070	100%	$28,982	34%

Revenue by Geography:
United States and Canada	$53,748	48%	$47,965	57%	$5,783	12%
International	59,304	52	36,105	43	23,199	64

Total revenue	$113,052	100%	$84,070	100%	$28,982	34%

Revenue by Sales Channel:
Direct	$43,728	39%	$43,670	52%	$58	—
Indirect	69,324	61	40,400	48	28,924	72%

Total revenue	$113,052	100%	$84,070	100%	$28,982	34%

        The $23.1 million increase in product revenue was a result of an increase in the number of systems sold in 2007 which reflected the growth in the worldwide market for our products. This growth was realized through our indirect sales channels. Indirect product revenues increased $27.2 million, of which $20.6 million was attributable to our international customers and $6.6 million was attributable to our United States and Canadian customers. Direct product revenues decreased $4.1 million, of which $4.4 million was attributable to United States and Canadian customers partially offset by an increase of $300,000 from our international customers.

        An increase in the average selling price of our systems due to changes in our product software configuration mix and an increase in the level of software license upgrades also contributed to the increase in product revenue in 2007. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content.

        The $5.9 million increase in maintenance, support and service revenue was attributable primarily to the $4.8 million increase in maintenance and support fees associated with the growth in our installed product base and a $1.1 million increase in installation and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2007		2006
					Period-to-Period Change
		Percentage of Related Revenue		Percentage of Related Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$18,281	19%	$14,624	20%	$3,657	25%
Maintenance, support and service	4,062	22	2,951	24	1,111	38

Total cost of revenue	$22,343	20%	$17,575	21%	$4,768	27%

Gross Profit:
Product	$76,625	81%	$57,186	80%	$19,439	34%
Maintenance, support and service	14,084	78	9,309	76	4,775	51

Total gross profit	$90,709	80%	$66,495	79%	$24,214	36%

        The $3.7 million increase in product cost of revenue was attributable to the increase in the number of systems sold in 2007.

        The $1.1 million increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead associated with increases in support and training personnel, including a $245,000 increase in stock-based compensation expense.

        Product gross margin increased by 1 percentage point, reflecting the increase in the average selling price of our systems as a result of the changes in product configuration mix reflecting systems sales with a higher software content as noted above, as well as reduced costs per system paid to our contract manufacturers. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

        Gross margin on maintenance, support and service revenue increased by 2 percentage points as a result of an increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs. We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit on product revenue and gross profit on maintenance, support and service revenue will each increase, but that the related gross margin will decline slightly for the foreseeable future.

Operating Expenses

	Year Ended December 31,
	2007		2006
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Sales and marketing	$35,387	31%	$23,759	28%	$11,628	49%
Research and development	20,058	18	12,988	15	7,070	54
General and administrative	10,732	10	6,566	8	4,166	63

Total operating expenses	$66,177	59%	$43,313	51%	22,864	53%

        Of the $11.6 million increase in sales and marketing expense (a) $7.0 million was attributable to higher salaries, commissions and benefits associated with a 26% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $2.0 million was attributable to an increase in stock-based compensation expense, (c) $1.5 million was attributable to an increase in travel expense resulting from the growth in the number of sales personnel and (d) the balance was attributable to increased expenses associated with expanded marketing programs, including trade shows and overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars and to increase as a percentage of total revenue for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Of the $7.1 million increase in research and development expense, $3.9 million was attributable to higher salaries and benefits associated with a 34% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected (a) an increase of $1.8 million in stock-based compensation expense, (b) an increase in depreciation expense of $717,000 associated with our investment in equipment to support new product development and (c) an increase of $284,000 for outside consulting services. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future and to increase as a percentage of total revenue on the near term. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        Of the $4.2 million increase in general and administrative expense, (a) $919,000 was attributable to higher salaries and benefits related to a 37% increase in general and administrative headcount, (b) $836,000 was attributable to an increase in stock-based compensation expense, (c) $827,000 was attributable to an increase in facilities costs, including rent, utilities and depreciation expense, associated with the overall increase in our employee headcount, (d) $570,000 was attributable to higher insurance premiums associated with being a publicly traded company and (e) $360,000 was attributable to increased legal, accounting and professional fees. We expect general and administrative expense to continue to increase in absolute dollars for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Year Ended December 31,
	2007		2006
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Income from operations	$24,532	22%	$23,182	28%	$1,350	6%
Interest income, net	6,420	6	2,256	2	4,164	185
Other expense	(51)	—	(17)	—	(34)	200

Income before provision for (benefit from) income taxes	30,901	27	25,421	30	5,480	22
Provision for (benefit from) income taxes	11,340	10	(3,443)	(4)	14,783	(429)

Net income	$19,561	17%	$28,864	34%	$(9,303)	(32)%

        The $1.4 million increase in income from operations resulted from a $24.2 million increase in gross profit, offset in part by a $22.9 million increase in total operating expenses.

        Interest income, net, consisted of interest income generated from the investment of our cash balances. The increase in interest income principally reflected higher average cash balances during 2007, as a result of our initial public offering in October 2006 and cash provided by operating activities, as well as higher interest rates during 2007.

        Other expense primarily consisted of foreign currency translation adjustments of our foreign subsidiaries.

        For the year ended December 31, 2007, our effective tax rate was 37%. In the year ended December 31, 2006, we recorded a net benefit from income taxes in the amount of $3.4 million. The lower effective tax rate in 2006 was due to the utilization of previously unrecognized NOLs to offset our federal obligations. We currently expect to realize recorded deferred tax assets as of December 31, 2007 of approximately $4.6 million. During 2006, based on a number of factors, including recent operating results, future taxable income projections and feasible tax planning strategies, we determined that in addition to the utilization of the remaining portion of our NOL carryforwards to reduce taxable income in 2006, it was more likely than not that we would realize all of our deferred tax assets, and therefore we reduced our deferred tax asset valuation allowance by $4.8 million. This benefit of the release in the valuation allowance was recognized through a reduction of income tax expense. As a result, our effective tax rate for 2006 decreased to an effective tax benefit of 14%.

        Our conclusion that such assets will be recovered is based upon taxable income previously recorded in the carryback period or our expectation that future earnings will provide sufficient taxable income to realize recorded tax assets. While the realization of our net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient or carrybacks are eliminated, some or all of our net recorded deferred tax assets would not be realizable. Approximately $1.7 million of the deferred tax asset recorded as of December 31, 2007 is attributable to benefits associated with stock-based compensation charges. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount. However, in the future, if the underlying awards expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

Comparison of Years Ended December 31, 2006 and 2005

Revenue

	Year Ended December 31,
	2006		2005
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$71,810	85%	$31,080	86%	$40,730	131%
Maintenance, support and service revenue	12,260	15	5,040	14	7,220	143

Total revenue	$84,070	100%	$36,120	100%	$47,950	133%

Revenue by Geography:
United States and Canada	$47,965	57%	$21,357	59%	$26,608	125%
International	36,105	43	14,763	41	21,342	145

Total revenue	$84,070	100%	$36,120	100%	$47,950	133%

Revenue by Sales Channel:
Direct	$43,670	52%	$17,324	48%	$26,346	152%
Indirect	40,400	48	18,796	52	21,604	115

Total revenue	$84,070	100%	$36,120	100%	$47,950	133%

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

        An increase in the average selling price of our systems due to changes in our product software configuration mix also contributed to the increase in product revenue in 2006. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) generally have a higher average selling price than those systems sold with lower software content.

        The $7.2 million increase in maintenance, support and service revenue was attributable primarily to the $5.5 million increase in maintenance and support fees associated with the growth in our installed product base and a $1.7 million increase in installation and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2006		2005		Period-to-Period Change
		Percentage of Related Revenue		Percentage of Related Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$14,624	20%	$8,026	26%	$6,598	82%
Maintenance, support and service	2,951	24	1,201	24	1,750	146

Total cost of revenue	$17,575	21%	$9,227	26%	$8,348	90%

Gross Profit:
Product	$57,186	80%	$23,054	74%	$34,132	148%
Maintenance, support and service	9,309	76	3,839	76	5,470	142

Total gross profit	$66,495	79%	$26,893	74%	$39,602	147%

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

Operating Expenses

	Year Ended December 31,
	2006		2005		Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Sales and marketing	$23,759	28%	$14,969	41%	$8,790	59%
Research and development	12,988	15	8,705	24	4,283	49
General and administrative	6,566	8	3,602	10	2,964	82

Total operating expenses	$43,313	51%	$27,276	75%	$16,037	59%

        Of the $8.8 million increase in sales and marketing expense (a) $7.0 million was attributable to higher salaries, commissions and benefits associated with a 54% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $337,000 was attributable to the effect of stock-based compensation expense, (c) $264,000 was attributable to increased third party services and (d) $259,000 was attributable to increased expenses associated with expanded marketing programs, including trade shows

        Of the $4.3 million increase in research and development expense, $3.5 million was attributable to higher salaries and benefits associated with a 47% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected an increase in depreciation expense of $783,000 associated with our investment in equipment to support new product development and an increase of $296,000 attributable to the effect of stock-based compensation expense. These factors were offset in part by a reduction in payments to suppliers for design and consulting services in the amount of $272,000, which reflected our decision to bring certain development activities in-house as well as the timing of projects. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market.

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

Operating and Other Income

	Year Ended December 31,
	2006		2005		Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Income (loss) from operations	$23,182	28%	$(383)	(1)%	$23,565	*
Interest income, net	2,256	2	404	1	1,852	458%
Other expense	(17)	—	(56)	—	39	*

Income before benefit from income taxes	25,421	30	(35)	—	25,456	*
Benefit from income taxes	(3,443)	(4)	—	—	(3,443)	*

Net income (loss)	$28,864	34%	$(35)	—%	$28,899	*

*
not meaningful.

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

        In the year ended December 31, 2006, we recorded a net benefit from income taxes in the amount of $3.4 million. Based on a number of factors, including recent operating results, future taxable income projections and feasible tax planning strategies, we determined that in addition to the utilization of the remaining portion of our NOL carryforwards to reduce taxable income in 2006, it was more likely than not that we would realize all of our deferred tax assets, and therefore we reduced our deferred tax asset valuation allowance by $4.8 million. This benefit of the release in the valuation allowance was recognized through a reduction of income tax expense. As a result, our effective tax rate for 2006 decreased to an effective tax benefit of 14%.

Liquidity and Capital Resources

Resources

        Since 2005, we have funded our operations principally with cash provided by operations, which has been driven by growth in revenue. In October 2006, we completed an initial public offering, or IPO, of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million.

        Key measures of our liquidity are as follows:

	As of and for the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash and cash equivalents	$136,420	$118,714	$15,369
Accounts receivable, net	29,998	14,337	6,959
Working capital	152,500	122,844	13,783
Cash provided by operating activities	16,403	26,331	2,326
Cash provided by (used in) financing activities	6,619	83,483	(86)

        Cash and cash equivalents.    Our cash and cash equivalents at December 31, 2007 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $333,000, $479,000 and $432,000 at December 31, 2007, 2006, and 2005, respectively, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters in Burlington, Massachusetts and our sales office in Madrid, Spain.

        Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) 90 days. DSO was 86 days at December 31, 2007, 54 days at December 31, 2006 and 50 days at December 31, 2005. The increase in DSO at December 31, 2007 was attributable to the higher level of revenue during the three months ended December 31, 2007 from our indirect partners and our international customers, which tend to have longer payment terms than our domestic and direct customers. The timing of shipments during the three months ended December 31, 2007 was also a factor contributing to the increase in DSO.

        Operating activities.    Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, the provision for bad debts, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2007 was $16.4 million and consisted of $19.6 million of net income, non-cash adjustments of $6.5 million (consisting primarily of $5.0 million of depreciation and amortization and $6.1 million of stock-based compensation expense, partially offset by $4.9 million related to the tax savings to the company from the exercise, by employees, of stock options), partially offset by $9.6 million used in working capital and other activities. Cash used in working capital and other activities primarily reflected a $15.8 million increase in accounts receivable, reflecting an overall increase in activity and an increase in DSO, partially offset by a decrease of $1.4 million in inventory and a net increase of $4.1 million in accounts payable and accrued expenses.

        Cash provided by operating activities in 2006 was $26.3 million and consisted of $28.9 million of net income, negative non-cash adjustments of $89,000 (primarily deferred income taxes of $4.8 million offset by depreciation and amortization of $3.5 million, $867,000 of stock-based compensation expense, and $343,000 for provision for bad debts), and $2.3 million used in working capital and other activities. Cash used in working capital and other activities primarily reflected a $7.7 million increase in accounts receivable, a $3.9 million increase in inventory, and a $1.1 million increase in other assets, reflecting an overall increase in business activity, partially offset by a $6.6 million increase in accounts payable and accrued expenses and a $3.9 million increase in deferred revenue. This increase in deferred revenue was primarily attributable to an increase in deferred revenue from our support service contracts, which will be recognized as revenue over the twelve-month term of the support service period.

        Cash provided by operating activities in 2005 was $2.3 million and consisted of a net loss of $35,000 and positive non-cash adjustments of $2.4 million (primarily depreciation and amortization). Working capital and other activities remained flat during 2005 but the net activity consisted of a $3.2 million increase in accounts receivable as a result of increased revenues in 2005 and a $1.3 million increase in inventory to support the overall increase in business activity, offset by a $2.5 million increase in accounts payable and accrued expenses. Working capital also reflected a $2.2 million increase in deferred revenue resulting from an increase in payments received from customers prior to the time revenue could be recognized and an increase in deferred support revenue which will be recognized as revenue over the term of the support periods.

        Equity financing activities.    As previously discussed, we completed an IPO of our common stock in October 2006, resulting in net proceeds of $83.2 million. In addition, we received proceeds from the issuance of restricted common stock and exercises of common stock options, net of the amount paid for the repurchase of common stock, in the amounts of $1,733,000 in 2007, $213,000 in 2006 and $64,000 in 2005.

        In February 2008, the Board authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period. The purchase of our common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

        This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through February 29, 2009. Through March 11, 2008 we have repurchased 244,000 shares of our common stock for an aggregate purchase price, including applicable brokers' fees, of $1.8 million.

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

Requirements

        Capital expenditures.    We have made capital expenditures primarily for equipment to support product development and other general purposes to support our growth, and evaluation systems for customer sales opportunities. Our capital expenditures totaled $5.5 million in 2007, $6.4 million in 2006, and $3.6 million in 2005. We are not currently party to any purchase contracts related to future capital expenditures.

        Contractual obligations and requirements.    We generally do not enter into long-term purchase arrangements, and do not have any such commitments outstanding as of December 31, 2007. Our only significant contractual obligation relates to the leases of our corporate headquarters in Burlington, Massachusetts and our office in Madrid Spain. The following table sets forth our commitments to settle contractual obligations in cash after December 31, 2007:

	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$3,370	$1,280	$2,048	$42	$—

Off-Balance-Sheet Arrangements

        As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial position and results of operations.

        In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 is not expected to have a material effect on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS No. 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2009 fiscal year. Earlier adoption is prohibited.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of December 31, 2007, our foreign exchange exposure would have fluctuated by less than $10,000.

Interest Rate Risk

        At December 31, 2007, we had unrestricted cash and cash equivalents totaling $136.4 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 8.    Financial Statements and Supplementary Data

ACME PACKET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Acme Packet, Inc.

        We have audited the accompanying consolidated balance sheets of Acme Packet, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme Packet, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acme Packet, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 12, 2008

ACME PACKET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$136,420	$118,714
Accounts receivable, net of allowance of $574 and $695, respectively	29,998	14,337
Inventory	5,784	7,211
Restricted cash	—	150
Deferred tax asset	1,346	3,515
Other current assets	2,095	1,531

Total current assets	175,643	145,458
Property and equipment, net	7,343	6,857
Restricted cash	333	329
Deferred tax asset	3,242	1,265
Other assets	14	14

Total assets	$186,575	$153,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,659	$5,354
Accrued expenses and other current liabilities	8,510	7,859
Deferred revenue	9,974	9,401

Total current liabilities	23,143	22,614
Deferred rent	265	372
Commitments and contingencies (Note 7)
Stockholders' equity:
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 shares at December 31, 2007 and 2006
Issued and outstanding—0 shares at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value:
Authorized—150,000,000 shares
Issued and outstanding—60,429,772 and 58,565,985 shares at December 31, 2007 and 2006, respectively	60	59
Additional paid-in capital	142,974	130,306
Retained earnings	20,133	572

Total stockholders' equity	163,167	130,937

Total liabilities and stockholders' equity	$186,575	$153,923

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue:
Product	$94,906	$71,810	$31,080
Maintenance, support and service	18,146	12,260	5,040

Total revenue	113,052	84,070	36,120

Cost of revenue(1):
Product	18,281	14,624	8,026
Maintenance, support and service	4,062	2,951	1,201

Total cost of revenue	22,343	17,575	9,227

Gross profit	90,709	66,495	26,893

Operating expenses(1):
Sales and marketing	35,387	23,759	14,969
Research and development	20,058	12,988	8,705
General and administrative	10,732	6,566	3,602

Total operating expenses	66,177	43,313	27,276

Income (loss) from operations	24,532	23,182	(383)

Other income (expense):
Interest income, net	6,420	2,256	410
Interest expense	—	—	(6)
Other expense	(51)	(17)	(56)

Total other income, net	6,369	2,239	348

Income (loss) before provision for (benefit from) income taxes	30,901	25,421	(35)
Provision for (benefit from) income taxes	11,340	(3,443)	—

Net income (loss)	$19,561	$28,864	$(35)

Net income (loss) per share applicable to common stockholders (Note 2):
Basic	$0.33	$0.57	$—

Diluted	$0.30	$0.50	$—

Weighted average number of common shares used in the calculation of net income (loss) per share applicable to common stockholders:
Basic	59,385,082	50,437,801	15,240,890

Diluted	66,016,411	57,418,796	15,240,890

(1)
Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$267	$27	$—
Cost of maintenance, support and service revenue	294	49	—
Sales and marketing	2,377	337	—
Research and development	2,118	296	—
General and administrative	994	158	—

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock
							Common Stock
										Notes Receivable From Employees
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at December 31, 2004	3,759,531	$4	20,676,816	$21	7,754,012	$8	15,643,068	$16	$45,902	$(60)	$(28,257)	$17,634
Issuance of restricted common stock	—	—	—	—	—	—	45,500	—	30	—	—	30
Repurchase and retirement of common stock	—	—	—	—	—	—	(1,021)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	165,624	—	34	—	—	34
Proceeds from the repayment of employee notes receivable	—	—	—	—	—	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	—	—	—	—	—	(35)	(35)

Balance at December 31, 2005	3,759,531	4	20,676,816	21	7,754,012	8	15,853,171	16	45,966	—	(28,292)	17,723
Conversion of preferred stock in connection with the Company's initial public offering	(3,759,531)	(4)	(20,676,816)	(21)	(7,754,012)	(8)	32,190,359	33	—	—	—	—
Issuance of common stock in connection with the Company's initial public offering, net of issuance costs of $2,727	—	—	—	—	—	—	9,721,179	9	83,150	—	—	83,159
Exercise of stock options	—	—	—	—	—	—	801,276	1	212	—	—	213
Stock-based compensation expense	—	—	—	—	—	—	—	—	867	—	—	867
Tax benefit related to exercise of stock options	—	—	—	—	—	—	—	—	111	—	—	111
Net income	—	—	—	—	—	—	—	—	—	—	28,864	28,864

Balance at December 31, 2006	—	—	—	—	—	—	58,565,985	59	130,306	—	572	130,937
Issuance of common stock pursuant to the exercise of common stock warrants	—	—	—	—	—	—	112,571	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(30,208)	(1)	(7)	—	—	(8)
Exercise of common stock options	—	—	—	—	—	—	1,781,424	2	1,739	—	—	1,741
Stock based compensation expense	—	—	—	—	—	—	—	—	6,050	—	—	6,050
Tax benefit related to exercise of stock options	—	—	—	—	—	—	—	—	4,886	—	—	4,886
Net Income	—	—	—	—	—	—	—	—	—	—	19,561	19,561

Balance at December 31, 2007	—	$—	—	$—	—	$—	60,429,772	$60	$142,974	$—	$20,133	$163,167

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net income (loss)	$19,561	$28,864	$(35)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,976	3,481	1,966
Provision for bad debts	139	343	410
Stock-based compensation expense	6,050	867	—
Deferred income taxes	192	(4,780)	—
Tax benefit related to exercise of stock options	(4,886)	(111)	—
Change in operating assets and liabilities:
Accounts receivable	(15,800)	(7,721)	(3,216)
Inventory	1,427	(3,930)	(1,302)
Other current assets	45	(1,103)	(116)
Accounts payable	(695)	2,731	1,046
Accrued expenses and other current liabilities	4,821	3,830	1,404
Deferred revenue	573	3,860	2,169

Net cash provided by operating activities	16,403	26,331	2,326

Investing activities
Purchases of property and equipment	(5,462)	(6,412)	(3,615)
Decrease (increase) in other assets	146	(57)	(4)

Net cash used in investing activities	(5,316)	(6,469)	(3,619)

Financing activities
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	—	83,159	—
Proceeds from sale of common stock	—	—	30
Payments made for repurchase of common stock	(8)	—	—
Proceeds from exercise of stock options	1,741	213	34
Proceeds from repayment of employee notes receivable	—	—	60
Tax benefit related to exercise of stock options	4,886	111	—
Payments on long-term debt	—	—	(210)

Net cash provided by (used in) financing activities	6,619	83,483	(86)

Net increase (decrease) in cash and cash equivalents	17,706	103,345	(1,379)
Cash and cash equivalents at beginning of year	118,714	15,369	16,748

Cash and cash equivalents at end of year	$136,420	118,714	$15,369

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$7

Cash paid for income taxes	$7,641	$345	$2

See accompanying notes.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

1. Business Description

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

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Management's Estimates and Uncertainties

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

        Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management's estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents and Restricted Cash

        Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximate their fair market value. Cash and cash equivalents consisted of the following:

	December 31,
	2007	2006
Cash	$5,838	$4,378
Money market funds	130,582	114,336

Total cash and cash equivalents	$136,420	$118,714

        As of December 31, 2007 and December 31, 2006, the Company had restricted cash in the amount of $333 and $479, respectively, as collateral related to its facility leases. The Company's restriction with respect to this amount expires in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively. In April 2007, the restrictions against $150 associated with the Burlington lease expired. As a result, this amount has been classified as current as of December 31, 2006, while the remaining amount expires in June 2010.

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

        In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

  •
  Evidence of an arrangement exists.  We consider a non-cancelable agreement signed by the customer and us to be representative of persuasive evidence of an arrangement.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

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

        The Company's products and services are distributed indirectly through distribution partners and directly through the Company's sales force. Revenue generated through arrangements with distribution partners is recognized when the above criteria are met and only when the Company receives evidence that the distribution partner has an order from an end-user customer. The Company typically does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.

        In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, totaled approximately $52, $82 and $32 for the years ended December 31, 2007, 2006 and 2005, respectively.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company included approximately $641, $516 and $165 of out-of-pocket expenses in service revenue and cost of service revenue in the years ended December 31, 2007, 2006 and 2005, respectively.

Allowance for Doubtful Accounts

        The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expenses.

        Below is a summary of the changes in the Company's allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year Ended December 31, 2007	$695	$139	$(260)	$574
Year Ended December 31, 2006	433	343	(81)	695
Year Ended December 31, 2005	131	410	(108)	433

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset's useful life or remaining life of the lease

        Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

        Property and equipment consists of the following:

	December 31,
	2007	2006
Computer hardware and software	$4,376	$3,240
Furniture and fixtures	1,521	1,282
Office and engineering equipment	5,457	3,771
Evaluation systems	8,375	6,018
Leasehold improvements	1,100	1,056

	20,829	15,367
Less accumulated depreciation and amortization	(13,486)	(8,510)

Property and equipment, net	$7,343	$6,857

        Depreciation expense was $4,976, $3,481 and $1,966 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk and Off-Balance Sheet Risk

        The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's amounts receivable.

        The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue, as follows:

	Years Ended December 31,
	2007	2006	2005
Customer A	17%	*	11%
Customer B	15	11%	*
Customer C	13	16	14
Customer D	11	*	*
Customer E	*	*	14
Customer F	*	*	12

*
Less than 10% of total revenue.

        The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	December 31,
	2007	2006
Customer D	21%	*
Customer A	20	12%
Customer B	10	*
Customer G	*	11
Customer F	*	10
Customer H	*	10

*
Less than 10% of total accounts receivable.

Product Warranties

        Substantially all of the Company's products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of product or software covered by this warranty, the Company must repair or replace the software or product or, if those remedies are

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

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

        The following is a summary of changes in the amount reserved for warranty costs for the years ended December 31, 2007 and 2006:

Balance at December 31, 2005	$392
Provision for warranty costs	863
Uses	(794)

Balance at December 31, 2006	461
Provision for warranty costs	617
Uses/Reductions	(810)

Balance at December 31, 2007	$268

Stock-Based Compensation

        At December 31, 2007, the Company had three stock-based compensation plans, which are more fully described in Note 6.

        Through December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of the Company's common stock and the stock option exercise price or restricted stock award purchase price multiplied by the number of stock options or restricted stock awards granted. Generally, the Company granted stock-based awards with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the deemed fair value of the common stock exceeded the exercise or purchase price of stock-based awards granted to employees on the date of grant, the Company amortized the expense over the vesting schedule of the awards, generally four years. The fair value of the Company's common stock was determined by the Company's Board of Directors (the Board).

        Given the absence of a public market for the Company's common stock prior to the completion of the Company's initial public offering (IPO), the fair value for the Company's common stock was estimated by the Board, with input from management. The Board exercised judgment in determining the estimated fair value of the Company's common stock on the date of grant based on several factors, including the liquidation preferences, dividend rights and voting control attributable to the Company's then-outstanding convertible preferred stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. In the absence of a public trading market for

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

the Company's common stock, the Board considered objective and subjective factors in determining the fair value of the Company's common stock. The Company believes this to have been a reasonable methodology based upon the Company's internal peer company analyses and based on several arm's-length transactions involving the Company's common stock supportive of the results produced by this valuation methodology.

        On December 16, 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) starting on January 1, 2006.

        Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

        As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company's IPO, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company's historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 7.00% and 11.25% for the years ended December 31, 2007 and 2006 respectively, in determining the expense recorded in the accompanying consolidated statement of operations. The weighted-average fair values of options granted were $7.62 and $5.43 for the years ended December 31, 2007 and 2006, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	4.56%	4.79%
Expected volatility	56.28%	81.44%
Expected life	5.41 years	6.25 years
Dividend yield	—	—

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The Company recorded stock-based compensation expense of $6,050 and $867 for the years ended December 31, 2007 and 2006, respectively. As of December 31 2007, there was $19,632 of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.55 years.

        The Company accounts for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. There were no stock-based awards made to non-employees in the years ended December 31, 2007, 2006 or 2005.

        See Note 6 for a summary of the stock option activity under the Company's stock-based compensation plans for the years ended December 31, 2007, 2006 and 2005.

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

Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income (loss) for all periods presented does not differ from the reported net income (loss).

Net Income (Loss) Per Share

        The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Through December 31, 2006, the Company calculated net income per share in accordance with SFAS No. 128, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the "two-class" method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a "participating security" for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company determined that its

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

convertible preferred stock represented a participating security and therefore adopted the provisions of EITF Issue No. 03-6 for all periods presented prior to December 31, 2006.

        Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company's charter and then to common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options, using the treasury stock method. For the year ended December 31, 2005, the Company incurred net losses. As such, the two-class method was not applicable. For the year ended December 31, 2006, the Company used the if-converted method to compute net income per share as the effect was more dilutive than the two-class method.

        Commencing on January 1, 2007, EITF Issue No. 03-6 no longer applied due to the conversion of all shares of convertible preferred stock outstanding into shares of the Company's common stock, upon the completion of the Company's IPO.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss), as reported	$19,561	$28,864	$(35)

Denominator:
Weighted-average number of shares of common stock outstanding	59,516,103	50,734,071	15,751,142
Less: Weighted-average number of unvested restricted common shares outstanding	(131,021)	(296,270)	(510,252)

Weighted-average number of common shares used in calculating basic net income (loss) per common share	59,385,082	50,437,801	15,240,890
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	6,471,886	6,559,725	—
Weighted-average number of unvested restricted common shares outstanding	127,251	296,270	—
Weighted-average number of common shares issuable upon exercise of common stock warrant	32,192	125,000	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	66,016,411	57,418,796	15,240,890

Net income (loss) per common Share:
Basic	$0.33	$0.57	$(0.00)

Diluted	$0.30	$0.50	$(0.00)

        The following weighted-average common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2007, 2006 and 2005, respectively, as their effect would have been be antidilutive:

	As of December 31,
	2007	2006	2005
Participating convertible preferred stock	—	—	32,190,359
Options outstanding, based on treasury stock method	1,764,420	260,753	1,775,672
Warrants	—	—	125,000

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

        The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets were impaired.

Capitalized Internal-Use Software

        The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. To date, such costs have included external direct costs of materials and services incurred in the implementation of internal-use software and are included within computer hardware and software. Once the capitalization criteria of SOP 98-1 have been met, such costs are classified as software and are amortized on a straight-line basis over three years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's foreign subsidiaries in the United Kingdom, Japan, and Hong Kong is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities, and operations of the United Kingdom, Japan, and Hong Kong subsidiaries are recorded within other income (expense) in the accompanying consolidated statements of operations. During the years ended December 31, 2007. 2006 and 2005 the Company recorded foreign currency losses of $51, $17, and $36, respectively, in other income (expense).

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

Advertising Expense

        Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2007, 2006, and 2005.

Recent Accounting Pronouncements

        In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

        In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS No. 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company's 2009 fiscal year. Earlier adoption is prohibited.

3. Debt

        On June 22, 2001, the Company entered into a $1,000 capital expenditure line of credit (the Capital Equipment Line). The Capital Equipment Line was modified in August 2002, to increase the amount available to $1,750. Outstanding amounts under the Capital Equipment Line accrued interest at the bank's prime rate plus 3.25%—3.50% at the funding date of each advance. Any advances from the Capital Equipment Line were payable in equal payments over 36-consecutive months commencing on the funding day. The Capital Equipment Line was collateralized by all business assets of the Company and expired on March 31, 2003, at which time the amounts outstanding converted into a term loan payable. During the year ended December 31, 2005, the Company paid all amounts owed under the Capital Equipment Line. There were no amounts outstanding as of December 31, 2007, 2006 or 2005.

4. Income Taxes

        Income before the provision for (benefit) from income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005
Domestic	$30,514	$25,185	$(60)
Foreign	387	236	25

Total	$30,901	$25,421	$(35)

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

4. Income Taxes (Continued)

        The provision for (benefit from) income taxes in the accompanying consolidated financial statements consists of the following:

	Years Ended December 31,
	2007	2006	2005
Current provision:
Federal	$9,946	$1,115	$—
State	1,095	159	—
Foreign	107	63	—

Total	11,148	1,337	—

Deferred provision (benefit):
Federal	(204)	(3,361)	—
State	396	(1,419)	—

Total	192	(4,780)	—

Total benefit:	$11,340	$(3,443)	$—

        A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	(34.0)%
State taxes, net	3.1	0.4	(6.3)
Permanent differences	0.6	1.4	—
Research and development tax credits	(2.2)	(2.8)	—
Other	0.2	—	—
Change in valuation allowance	—	(47.5)	40.3

Effective tax rate	36.7%	(13.5)%	0.0%

        For the years ended December 31, 2007, 2006 and 2005, the Company's effective tax rates were 36.7%, (13.5) %, and 0%, respectively. The lower effective tax rates in 2006 and 2005 were due to the utilization of previously unrecognized net operating losses to offset its primary federal obligations. The Company currently expects to realize recorded deferred tax assets as of December 31, 2007 of approximately $4,588. The Company's conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company's net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient or carrybacks are limited, some or all of the Company's net recorded deferred tax assets would not be realizable. Approximately $1.7 million of the deferred tax asset recorded as of December 31, 2007 is attributable to benefits associated with stock-based compensation charges. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

4. Income Taxes (Continued)

However, in the future, if the underlying awards expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

        Effective January 1, 2007, The Company adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position and results of operations.

        Interest costs related to unrecognized tax benefits and penalties, if any, are included in the provision for (benefit from) income taxes in the accompanying consolidated statements of operations. No interest expense or penalties associated with unrecognized cash benefits have been recognized to date.

        Certain of the Company's uncertain tax positions are related to tax years that are subject to examination by taxing authorities. As of December 31, 2007, all of the federal tax returns the Company has filed for tax years 2004 through 2006 remain subject to examination by tax authorities. Tax years 2003 through 2006 are subject to examination by the state taxing authority as of December 31, 2007. There are no income tax examinations currently in process.

        Significant components of the Company's deferred tax assets for income taxes consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Net operating loss and credit carryforwards	$119	$1,543
Start-up costs, net of amortization	—	654
Sales tax accrual	272	587
Inventory and warranty allowances	863	738
Stock-based compensation	1,707	4
Depreciation	777	383
Accrued vacation expense	357	398
Other temporary differences	493	473

Net deferred tax asset	$4,588	$4,780

        The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss (NOL) and tax credit carryforwards. In assessing the need for a valuation allowance, the Company considered its recent operating results, future taxable income projections and feasible tax planning strategies. In the year ended December 31, 2006, the Company utilized a substantial portion of its NOL carryforwards to reduce income taxes currently payable and determined that it was more likely than not that the Company would realize all of its remaining

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

4. Income Taxes (Continued)

deferred tax assets. Therefore, the Company reduced the valuation allowance related to these deferred tax assets of $4,780 in December 2006. The benefit of the release of the valuation allowance was recognized through a reduction of income tax expense.

        As of December 31, 2007, the Company had state research and development tax credits of $183 that expire beginning in 2022, and are subject to review and possible adjustment by the taxing authorities. During 2007, the Company utilized all of its remaining U.S. federal research and development tax credits

        The Company's current intention is to reinvest the total amount of its unremitted earnings in the local foreign jurisdiction or to repatriate the earnings only when tax-effective. As such, the Company has not provided for U.S. taxes on the unremitted earnings of its foreign subsidiaries.

5. Stockholders' Equity

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

        In September 2006, the Board approved an amendment and restatement of the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 61,000,000 to 150,000,000, to authorize 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and to eliminate all reference to the designated Series Preferred Stock.

        On October 13, 2006, the Company completed its IPO of common stock in which the Company sold and issued 9,721,179 shares of the Company's common stock, including 1,721,179 shares sold by the Company pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $9.50 per share. The Company raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.7 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32,190,359 shares of common stock.

Restricted Stock

        During 2001, the Board established a Stock Restriction and Repurchase Agreement for key employees and consultants to the Company. Under the terms of the agreement, shares of common stock issued or sold to an employee or consultant are subject to a vesting schedule commencing on the date shares are distributed to the employee. Vesting occurs periodically at specified time intervals and specified percentages. All shares of common stock become fully vested within four years of the date of distribution. Any unvested shares are subject to repurchase at the discretion of the Company, at the

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

5. Stockholders' Equity (Continued)

initial purchase price. A summary of the status of the Company's unvested restricted shares of common stock outstanding, as of December 31, 2007 and the changes during the year then ended are as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2006	217,487	$0.36
Granted	—	—
Vested	(119,292)	0.34
Forfeited	(30,208)	0.26

Unvested shares at December 31, 2007	67,987	$0.45

Warrants

        In connection with the Capital Equipment Line, the Company issued a warrant to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share. Upon completion of the Company's IPO in October 2006, these warrants automatically converted into warrants to purchase shares of the Company's common stock. On April 5, 2007, the holder of the warrant exercised all outstanding warrants in a cashless exercise. As a result, the Company issued 112,571 shares of the Company's common stock to satisfy the exercise of all remaining warrants.

Common Stock Repurchase Program

        In February 2008, the Board authorized the repurchase of up to $20.0 million of the Company's common stock over the subsequent twelve-month period. The purchase of the Company's common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded for doing so under insider trading laws.

        This common stock repurchase program does not obligate the Company to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through February 29, 2009. Through March 11, 2008, the Company has repurchased 244,000 shares of its common stock for an aggregate purchase price, including applicable brokers' fees, of $1,828.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

6. Stock Option Plans

        In August 2000, the Company adopted the Acme Packet, Inc. 2000 Equity Incentive Plan (the 2000 Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock, and stock grants to purchase up to 3,000,000 shares of common stock. Under the 2000 Plan, ISOs may not be granted at less than fair market value on the date of the grant and all options generally vest over a four-year period and certain options are subject to accelerated vesting based on certain future events. These options expire ten years after the grant date. In 2006, 2005, 2004, 2003, the Company increased the number of shares available under the 2000 Plan by an additional 1,200,000, 4,000,000, 2,000,000, and 2,000,000 shares, respectively, to a total of 12,200,000 shares. In September 2006, the Board approved the amended and restated 2000 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company's IPO. Effective upon the consummation of the IPO, no further awards was made pursuant to the 2000 Plan, but any outstanding awards under the 2000 Plan will remain in effect and will continue to be subject to the terms of the 2000 Plan.

        In September 2006, the Board approved the 2006 Equity Incentive Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company's IPO. The 2006 Equity Incentive Plan allows the Company to grant ISOs, NSOs, restricted stock, and stock grants to employees, consultants, and directors of the Company. Under the 2006 Equity Incentive Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four-year period. These options generally expire seven years after the grant date. The Company has reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Equity Incentive Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 and until 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company's outstanding equity on a fully diluted basis as of the end of the immediately preceding fiscal year. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2008, the number of shares of common stock reserved for future issuance under the 2006 Equity Incentive Plan was increased by 3,000,000 shares pursuant to this provision. As of December 31, 2007, 274,187 shares were available for future issuance under the 2006 Equity Incentive Plan.

        In September 2006, the Board approved the 2006 Director Option Plan, which was approved by the stockholders on September 19, 2006 and became effective upon the consummation of the Company's IPO. Under the 2006 Director Plan, no options may be granted to eligible directors at less than fair market value on the date of grant, and all options will vest over a one year period from the grant date. These options expire ten years after the grant date. The Company has reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2008, the number of shares of common stock reserved for future issuance under the 2006 Director Plan was increased by 75,000 shares pursuant to this provision. As of December 31, 2007, 250,000 shares were available for future issuance under the 2006 Director Option Plan.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

6. Stock Option Plans (Continued)

        The Company's stock option activity for the three years ended December 31, 2007 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2004	3,121,426	$0.20 - 0.50	$0.27
Granted	4,786,000	0.55 - 1.10	0.87
Canceled	(210,417)	0.30 - 0.65	0.43
Exercised	(165,624)	0.20 - 0.30	0.21

Outstanding at December 31, 2005	7,531,385	0.20 - 1.10	0.65
Granted	2,263,000	1.10 - 18.36	5.43
Canceled	(170,415)	0.50 - 4.50	1.50
Exercised	(801,276)	0.20 - 0.65	0.26

Outstanding at December 31, 2006	8,822,694	0.20 - 18.36	1.89
Granted	2,815,750	11.97 - 16.86	13.67
Canceled	(642,175)	0.30 - 18.36	10.33
Exercised	(1,781,424)	0.20 - 7.50	0.98		$23,142

Outstanding at December 31, 2007	9,214,845	$0.20 - 18.36	$5.08	7.10	$72,890

Exercisable at December 31, 2005	1,588,644	$0.20 - $0.55	$0.24

Exercisable at December 31, 2006	2,768,587	$0.20 - 1.10	$0.55

Exercisable at December 31, 2007	3,400,147	$0.20 - 18.36	$1.60	6.42	$37,753

Vested or expected to vest at December 31, 2007(1)	8,254,867	$0.20 - 18.36	$4.94	7.06	$66,317

(1)
This represents the number of vested options as of December 31, 2007 plus the number of unvested options expected to vest as of December 31, 2007 based on the unvested options outstanding at December 31, 2007, adjusted for an estimated forfeiture rate.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2007 of $12.59, or the date of exercise, as appropriate and the exercise price of the underlying options.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

6. Stock Option Plans (Continued)

        The ranges of exercise prices for options outstanding and options exercisable at December 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted-Average Exercise Price
$ 0.20 to 0.33	1,241,581	$0.26	4.80	1,099,809	$0.25
0.50 to 0.85	1,672,408	0.70	7.50	815,599	0.68
1.00 to 1.00	1,509,103	1.00	7.98	620,979	1.00
1.10 to 3.40	1,514,782	1.98	6.14	590,509	1.77
4.50 to 12.01	1,261,658	9.48	8.20	126,841	5.65
12.42 to 14.45	1,270,313	12.64	6.74	103,544	13.97
16.86 to 18.36	745,000	17.19	9.02	42,866	18.36

Total	9,214,845	$5.08	7.10	3,400,147	$1.60

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

7. Commitments and Contingencies

Operating Leases

        The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2011. Certain of the Company's operating leases include escalating payment amounts. In accordance with SFAS No. 13, Accounting for Leases, the Company is recognizing the related rent expense on a straight-line basis over the term of the lease. As of December 31, 2007 and 2006, the Company has deferred rent of approximately $372 and $407, respectively. Total rent expense under these operating leases was approximately $1,115, $1,052 and $746, for the years ended December 31, 2007, 2006 and 2005, respectively.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

7. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows:

Years Ending December 31:
2008	$1,280
2009	1,334
2010	714
2011	42

Total minimum lease payments	$3,370

Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2007 and 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

        Certain of the Company's arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

8. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2007	2006
Accrued compensation and related benefits	$5,176	$3,339
Accrued sales and use taxes	1,839	2,293
Accrued income taxes payable	148	925
Accrued warranty	268	461
Other accrued liabilities	1,079	841

Total	$8,510	$7,859

9. Segment Information

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

9. Segment Information (Continued)

decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the chief executive officer. The Company views its operations and manages its business as one operating segment.

        For the years ended December 31, 2007, 2006 and 2005, operations related to the Company's foreign subsidiaries are not material to the accompanying consolidated financial statements taken as a whole.

Geographic Data

        Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2007	2006	2005
United States and Canada	$53,748	$47,965	$21,357
International	59,304	36,105	14,763

	$113,052	$84,070	$36,120

10. 401(k) Plan

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

11. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Total revenue	$18,925	$19,154	$22,295	$23,696
Gross profit	14,634	15,353	17,745	18,763
Income from operations	6,016	5,053	6,712	5,401
Net income	6,021	5,229	6,813	10,801
Net income per share applicable to common stockholders(1):
Basic	$0.12	$0.11	$0.14	$0.20

Diluted	$0.11	$0.09	$0.12	$0.18

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

11. Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Total revenue	$25,091	$27,024	$29,563	$31,374
Gross profit	19,791	21,543	23,753	25,622
Income from operations	5,329	5,588	6,550	7,065
Net income	4,292	4,617	5,495	5,157
Net income per share applicable to common stockholders:
Basic	$0.07	$0.08	$0.09	$0.09

Diluted	$0.06	$0.07	$0.08	$0.08

(1)
Net income per share has been calculated in accordance with SFAS No. 128, as clarified by EITF Issue No. 03-6. See Note 2 for further detail.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(1)
Evaluation of Disclosure Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2007.

(2)
Management's Annual Report on Internal Control over Financial Reporting.

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

        The Company's independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the Company's internal control over financial reporting. See Section (4) below.

(3)
Changes in Internal Controls.

        During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4)
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Acme Packet, Inc.

        We have audited Acme Packet, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acme Packet, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Acme Packet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acme Packet, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Acme Packet, Inc. and our report dated March 12, 2008 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Boston, Massachusetts
March 12, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.    Executive Compensation

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15.    Exhibits, Financial Statements and Schedules

(a)(1)    Financial Statements.

        The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2)    Financial Statement Schedules.

        All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3)    Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Second Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen certificate evidencing shares of common stock
10.1(1)	Northwest Park Lease, dated August 9, 2004, by and between Seventy One Limited Liability Company and the Registrant
10.2(1)	Northwest Park Lease, dated July 10, 2006, by and between the Registrant and MTP Limited Partnership
10.3(1)	Amended and Restated 2000 Equity Incentive Plan
10.4(1)	Amended and Restated Registration Rights Agreement, dated June 8, 2004, by and between the Registrant and the shareholders named therein
10.5(1)	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Patrick MeLampy
10.6(1)	Incentive Stock Option Agreement, dated May 19, 2004, by and between the Registrant and Patrick MeLampy
10.7(1)	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Dino DiPalma
10.8(1)	Incentive Stock Option Agreement, dated November 23, 2005, by and between the Registrant and Dino DiPalma
10.9(1)	Incentive Stock Option Agreement, dated January 19, 2005, by and between the Registrant and Dino DiPalma
10.10(1)	Incentive Stock Option Agreement, dated August 16, 2004, by and between the Registrant and Dino DiPalma
10.11(1)	Incentive Stock Option Agreement, dated January 14, 2004, by and between the Registrant and Dino DiPalma
10.12(1)	Incentive Stock Option Agreement, dated September 17, 2002, by and between the Registrant and Dino DiPalma
10.13(1)	Employee Stock Purchase Agreement, dated September 15, 2004, by and among the Registrant, Seamus Hourihan and Robert G. Ory, in his capacity as escrow holder
10.14(1)	Employee Stock Purchase Agreement, dated January 29, 2004, by and among the Registrant, Seamus Hourihan and Robert G. Ory, in his capacity as escrow holder
10.15(1)	Incentive Stock Option Agreement, dated September 17, 2002, between the Registrant and Seamus Hourihan
10.16(1)	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Andrew Ory

10.17(1)	Incentive Stock Option Agreement, dated May 19, 2004, by and between the Registrant and Andrew Ory
10.18(1)	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Keith Seidman
10.19(1)	Incentive Stock Option Agreement, dated November 23, 2005, by and between the Registrant and Keith Seidman
10.20(1)	Incentive Stock Option Agreement, dated August 16, 2004, by and between the Registrant and Keith Seidman
10.21(1)	Incentive Stock Option Agreement, dated September 18, 2003, by and between the Registrant and Keith Seidman
10.22(1)	2006 Equity Incentive Plan
10.23(1)	2006 Director Stock Option Plan
14.1(3)	Code of Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)
Incorporated by reference to Registrant's Form S-1 Registration Statement (File No. 333-134683)

(2)
Incorporated by reference to the Registrant's Current Report of Form 8-K filed on December 11, 2007 (File No. 001-33041)

(3)
Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2007 (File No. 001-33041)

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME PACKET, INC. (Registrant)
Date: March 13, 2008	By:	/s/ ANDREW D. ORY Andrew D. Ory President and Chief Executive Officer
Date: March 13, 2008	By:	/s/ KEITH SEIDMAN Keith Seidman Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and dates indicated.

Signature	Title	Date

/s/ ANDREW D. ORY Andrew D. Ory	President and Chief Executive Officer; Director (Principal Executive Officer)	March 13, 2008
/s/ KEITH SEIDMAN Keith Seidman	Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2008
/s/ GARY J. BOWEN Gary J. Bowen	Director	March 13, 2008
/s/ DAVID ELSBREE David Elsbree	Director	March 13, 2008
/s/ ROBERT HOWER Robert Hower	Director	March 13, 2008
/s/ PATRICK J. MELAMPY Patrick J. MeLampy	Director	March 13, 2008
/s/ ROBERT G. ORY Robert G. Ory	Director	March 13, 2008
/s/ SONJA HOEL PERKINS Sonja Hoel Perkins	Director	March 13, 2008