Form 10-Q
period 2008-03-31
ACME PACKET INC
filed 2008-05-09
CIK 1130258

Use these links to rapidly review the document
ACME PACKET, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2008 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2008: 60,111,204

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
Table of Contents

PART I—Financial Information

Item 1—Condensed Consolidated Financial Statements (unaudited)

ACME PACKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$144,757	$136,420
Accounts receivable, net of allowance of $498 and $574, respectively	28,591	29,998
Inventory	6,671	5,784
Deferred tax asset	1,346	1,346
Other current assets	1,155	2,095

Total current assets	182,520	175,643
Property and equipment, net	6,908	7,343
Restricted cash	333	333
Deferred tax asset	3,242	3,242
Other assets	14	14

Total assets	$193,017	$186,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,629	$4,659
Accrued expenses and other current liabilities	9,483	8,510
Deferred revenue	12,815	9,974

Total current liabilities	26,927	23,143
Deferred rent	228	265
Contingencies (Note 14)
Stockholders' equity:
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 shares
Issued and outstanding—0 shares	—	—
Common stock, $0.001 par value:
Authorized—150,000,000 shares; Issued—60,781,987 and 60,429,772 shares at March 31, 2008 and December 31, 2007, respectively	61	60
Treasury stock, at cost—562,574 and 0 shares at March 31, 2008 and December 31, 2007, respectively	(4,224)	—
Additional paid-in capital	144,854	142,974
Retained earnings	25,171	20,133

Total stockholders' equity	165,862	163,167

Total liabilities and stockholders' equity	$193,017	$186,575

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product	$26,524	$21,217
Maintenance, support and service	5,156	3,874

Total revenue	31,680	25,091

Cost of revenue(1):
Product	4,847	4,328
Maintenance, support and service	1,066	972

Total cost of revenue	5,913	5,300

Gross profit	25,767	19,791

Operating expenses(1):
Sales and marketing	10,458	7,643
Research and development	5,211	4,299
General and administrative	3,131	2,520

Total operating expenses	18,800	14,462

Income from operations	6,967	5,329

Other income (expense):
Interest income, net	1,313	1,567
Other expense	(21)	(18)

Total other income, net	1,292	1,549
Income before provision for income taxes	8,259	6,878
Provision for income taxes	3,221	2,586

Net income	$5,038	$4,292

Net income per share applicable to common stockholders (Note 11):
Basic	$0.08	$0.07

Diluted	$0.08	$0.06

Weighted average number of common shares used in the calculation of net income per share applicable to common stockholders:
Basic	60,427,923	58,461,591

Diluted	65,471,188	66,211,364

(1)
Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$107	$42
Cost of maintenance, support, and service revenue	111	61
Sales and marketing	893	355
Research and development	113	306
General and administrative	238	180

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$5,038	$4,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,332	1,101
Provision for bad debts	65	54
Excess tax benefit from exercise of stock options	(191)	—
Stock-based compensation expense	1,462	944
Change in operating assets and liabilities:
Accounts receivable	1,342	2,225
Inventory	(887)	453
Other current assets	940	123
Accounts payable	(30)	(1,553)
Accrued expenses and other current liabilities	1,127	(686)
Deferred revenue	2,841	616

Net cash provided by operating activities	13,039	7,569
Investing Activities
Purchases of property and equipment	(897)	(1,264)
Increase in other assets	—	(4)

Net cash used in investing activities	(897)	(1,268)
Financing activities
Proceeds from exercise of stock options	229	68
Repurchase of common stock	(4,225)	—
Excess tax benefit from the exercise of stock options	191	—

Net cash (used in) provided by financing activities	(3,805)	68

Net increase in cash and cash equivalents	8,337	6,369
Cash and cash equivalents at beginning of period	136,420	118,714

Cash and cash equivalents at end of period	$144,757	$125,083

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

Basis of Presentation

        The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company's financial position at March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

        As of March 31, 2008, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. See footnote 17 for further discussion of the adoption of SFAS No. 157 and SFAS No. 159.

2.     Significant Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an ongoing basis. Significant estimates and assumptions relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, expensing and capitalization of research and development costs for software, stock-based compensation expense, warranty allowances, and the recoverability of the Company's net deferred tax assets.

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

        In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue totaled approximately $17 and $2 for the three months ended March 31, 2008 and 2007, respectively.

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company included approximately $107 and $145 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended March 31, 2008 and 2007, respectively.

4.     Cash and Cash Equivalents and Restricted Cash

        Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximate their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2008	December 31, 2007
Cash	$4,637	$5,838
Money market funds	140,120	130,582

Total cash and cash equivalents	$144,757	$136,420

        As of March 31, 2008 and December 31, 2007, the Company had restricted cash in the amount of $333 as collateral related to its facility leases. The Company's restrictions with respect to this amount expires in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.

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

6.     Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset's useful life or remaining life of the lease

        Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

        Property and equipment consists of the following:

	March 31, 2008	December 31, 2007
Computer hardware and software	$4,617	$4,376
Furniture and fixtures	1,528	1,521
Office and engineering equipment	5,798	5,457
Evaluation systems	8,673	8,375
Leasehold improvements	1,110	1,100

	21,726	20,829
Less accumulated depreciation and amortization	(14,818)	(13,486)

Property and equipment, net	$6,908	$7,343

        Depreciation expense was $1,332 and $1,101 for the three months ended March 31, 2008 and 2007, respectively.

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

        The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue, as follows:

	Three Months Ended March 31,
	2008	2007
Customer A	19%	*
Customer B	14	20%
Customer C	11	*
Customer D	*	26

    *
    Less than 10% of total revenue.

        The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	March 31, 2008	December 31, 2007
Customer B	17%	20%
Customer A	16	10
Customer C	13	*
Customer E	11	21

    *
    Less than 10% of total accounts receivable.

8.     Product Warranties

        Substantially all of the Company's products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of product or software covered by this warranty, the Company must repair or replace the software or product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company's customers typically purchase maintenance and support contracts, which encompass its warranty obligations. The Company's warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company's estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty allowance and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional or reduced warranty reserves may be required.

        The following is a summary of changes in the amount reserved for warranty costs for the nine months ended March 31, 2008:

Balance at December 31, 2007	$268
Provision for warranty costs	59
Uses/Reductions	(70)

Balance at March 31, 2008	$257

9.     Stock-Based Compensation

        On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of stock-based compensation awards.

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

        The Company accounts for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. There were no stock-based awards made to non-employees in the three months ended March 31, 2008 or 2007.

        As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company's IPO, the Company determined the volatility for options granted in the three months ended March 31, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company's common stock beginning in March 2007. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company's historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 7.74% and 11.25% for the three months ended March 31, 2008 and 2007, respectively, in determining the expense recorded in the accompanying consolidated statements of income. The weighted-average fair values of options granted were $3.22 and $11.27 for the three months ended March 31, 2008 and 2007, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Risk-free interest rate	3.15%	4.80%
Expected volatility	44.13%	69.00%
Expected life	4.75 years	6.25 years
Dividend yield	—	—

        The Company recorded stock-based compensation expense of $1,462 and $944 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $21,645 of unrecognized compensation expense related to unvested stock awards that is expected to be recognized over a weighted-average period of 2.66 years.

        The following is a summary of the status of the Company's stock options as of March 31, 2008 and the stock option activity for all stock option plans during the three months ended March 31, 2008:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2007	9,214,845	$0.20 - 18.36	$5.08
Granted	1,231,500	7.58 - 10.03	7.74
Canceled	(96,324)	0.30 - 16.86	11.83
Exercised	(353,673)	0.20 - 3.40	0.65		$2,854

Outstanding at March 31, 2008	9,996,348	$0.20 - 18.36	$5.50	6.91	$40,411

Exercisable at March 31, 2008	3,722,328	$0.20 - 18.36	$2.48	6.42	$23,216

Vested or expected to vest at March 31, 2008(1)	8,852,154	$0.20 - 18.36	$5.36	6.87	$36,727

(1)
This represents the number of vested options as of March 31, 2008 plus the number of unvested options expected to vest as of March 31, 2008 based on the unvested options outstanding at March 31, 2008, adjusted for the estimated forfeiture rate of 7.74%.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company's common stock on March 31, 2008 of $7.99 or the date of exercise, as appropriate, and the exercise price of the underlying options.

        Prior to December 31, 2005, the Company issued 1,800,151 restricted shares of common stock pursuant to the Acme Packet, Inc. 2000 Equity Incentive Plan. A summary of the status of the Company's unvested restricted shares of common stock outstanding, issued pursuant to the plan, as of March 31, 2008 and the changes during the three months ended March 31, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2007	67,987	$0.45
Vested	(20,489)	0.40
Forfeited	(1,458)	0.65

Unvested shares at March 31, 2008	46,040	$0.47

        During the three months ended, March 31, 2008, the Company issued 168,500 restricted stock units (RSUs) to its employees at a fair value of $7.58 per share pursuant to the 2006 Equity Incentive Plan. The RSUs granted contain time-based vesting and performance-based vesting criteria. Of the time-based RSUs granted, 73,500 vest over a three year period with 50% vesting on January 1, 2010 and 50% vesting on January 1, 2011, and 47,500 will vest in three equal installments, commencing on January 1, 2009 and becoming fully vested on January 1, 2011. The remaining 47,500 performance-based RSUs will vest if and only if certain Company growth rates are met by December 31, 2009, as determined by the Company's Board of Directors, and the recipient remains associated with the Company at the time such determination is made. The Company is accounting for the performance-based RSUs in accordance with SFAS No. 123(R), and has deferred all compensation cost until such time that it is probable that the performance criteria have been met. A summary of the status of the

Company's unvested RSUs outstanding as of March, 31, 2008, and the change during the three months ended March 31, 2008, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2007	—	—
Granted	168,500	$7.58
Vested	—	—
Forfeited	—	—

Unvested RSUs at March 31, 2008	168,500	$7.58

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

11.   Net Income Per Share

        The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income, as reported	$5,038	$4,292

Denominator:
Weighted-average shares of common stock outstanding	60,484,996	58,643,246
Less: Weighted-average number of unvested restricted common shares outstanding	(57,073)	(181,655)

Weighted-average number of common shares used in calculating basic net income per common shares	60,427,923	58,461,591
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	4,977,697	7,443,118
Weighted-average number of unvested restricted common shares and restricted stock units outstanding	65,568	181,655
Weighted-average number of common shares issuable upon exercise of common stock warrant	—	125,000

Weighted-average number of common shares used in computing diluted net income per common share	65,471,188	66,211,364

Net income per common Share:
Basic:	$0.08	$0.07

Diluted:	$0.08	$0.06

        As of March 31, 2008 and 2007, 3,612,138 and 788,833 weighted average common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, respectively, as their effect would have been anti-dilutive.

12.   Income Taxes

        For the three months ended March 31, 2008 and 2007, the Company's effective tax rates were 39% and 38%, respectively. The Company currently expects to realize recorded deferred tax assets as of March 31, 2008 of approximately $4,588. The Company's conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company's net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company's net recorded deferred tax assets would not be realizable. Approximately $1,707 of the deferred tax asset recorded as of March 31, 2008 is attributable to benefits associated with stock-based compensation charges. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less then the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

13.   Stockholders' Equity

Warrants

        In connection with a previously expired capital equipment line of credit, the Company issued a warrant to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share. Upon the closing of the Company's IPO in October 2006, these warrants automatically converted into warrants to purchase shares of the Company's common stock. On April 5, 2007, the holder of the warrant exercised all outstanding warrants in a cashless exercise. As a result, the Company issued 112,571 shares of the Company's common stock to satisfy the exercise of all remaining warrants.

Common Stock Repurchase Program

        In February 2008, the Board authorized the repurchase of up to $20,000 of the Company's common stock over the subsequent twelve-month period. The purchase of the Company's common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

        This common stock repurchase program does not obligate the Company to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through February 28, 2009. As of March 31, 2008, the Company had repurchased 562,574 shares of its common stock for an aggregate purchase price, including applicable brokers' fees, of $4,224.

14.   Contingencies

Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2008 and December 31, 2007, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

        Certain of the Company's arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

15.   Accrued Expenses and Other Current Liabilities

	March 31, 2008	December 31, 2007
Accrued compensation and related benefits	$3,407	$5,176
Accrued sales and use taxes	2,031	1,839
Accrued income taxes	2,245	148
Accrued warranty	257	268
Other accrued liabilities	1,543	1,079

Total	$9,483	$8,510

16.   Segment Information

Geographic Data

        Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2008	2007
United States and Canada	$17,368	$12,670
International	14,312	12,421

Total	$31,680	$25,091

17.   Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for the Company's fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company's financial position or results of operations. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

        SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories.

  Level 1—Quoted unadjusted prices for identical instruments in active markets.

  Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

  Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

        The fair values of the Company's investment instruments and foreign currency forward contracts and the levels of the inputs used to determine their fair values as of March 31, 2008 were as follows:

		Fair-Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$140,120	$140,120	$—	$—

        The Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, in the first quarter of 2008. This Statement allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this statement.

18.   Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS No. 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company's 2009 fiscal year. Earlier adoption is prohibited. The Company is currently analyzing the effect, if any, SFAS No. 141R will have on its consolidated financial position and results of operations.

        In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS No. 160 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

  •
  our stock repurchase program; and

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

Overview

        Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers and enterprises to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where Internet Protocol networks connect, known as network borders. As of March 31, 2008, over 500 customers, consisting of both service providers and enterprises in 85 countries have purchased our products. We sell our products and support services through approximately 50 distribution partners and our direct sales force. Our distribution partners include many of the largest networking and telecommunications equipment vendors throughout the world.

        Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain and Tokyo, Japan. We also have sales personnel in Argentina,

Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, Italy, Korea, Malaysia, Mexico, the Netherlands, Peru, Russia, South Africa, Thailand, the United Kingdom and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

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

Operating Expenses

        Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. During the period from March 31, 2007 through March 31, 2008, we increased the number of our employees and full-time independent contractors by 25%, from 275 to 343. We expect to continue to hire significant numbers of new employees to support our growth.

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

Stock-Based Compensation

        Cost of revenue and operating expenses include stock-based compensation expense. Effective in the first quarter of fiscal 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of stock-based awards, including shares issued under employee stock purchase plans, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS No. 123(R) requires us to expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value. For the three months ended March 31, 2008 and 2007, we recorded expense of $1.5 million and $944,000, respectively. Based on stock-based awards granted during the three months ended March 31, 2008 and fiscal years 2007 and 2006, a future expense related to unvested awards of $21.6 million is expected to be recognized over a weighted-average period of 2.66 years.

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

        We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Stock-Based Compensation

        On January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires us to recognize expense related to the fair value of stock-based compensation awards. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)'s adoption that were measured using the minimum value method.

        Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), we will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

        We account for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in

Conjunction With Selling, Goods or Services. There were no stock-based awards made to non-employees in the three months ended March 31, 2008 or 2007.

        As there was no public market for our common stock prior to October 13, 2006, the effective date of the our IPO, we determined the volatility for options granted in the three months ended March 31, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 7.74% and 11.25% for the three months ended March 31, 2008 and 2007, respectively, in determining the expense recorded in the accompanying consolidated statement of operations. The weighted-average fair values of options granted were $3.22 and $11.27 for the three months ended March 31, 2008 and 2007, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Risk-free interest rate	3.15%	4.80%
Expected volatility	44.13%	69.00%
Expected life	4.75 years	6.25 years
Dividend yield	—	—

        We recorded stock-based compensation expense of $1.5 million and $944,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $21.6 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.66 years.

Allowance for Doubtful Accounts

        We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded as a reduction of revenue. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of March 31, 2008, the allowance for doubtful accounts was $498,000.

Inventory

        We recognize inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is written down to its estimated realizable value based on historical usage and expected demand. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technical obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in the cost of revenue in the period the revision is made. To date, we have not been required to revise any of our assumptions or estimates used in determining our inventory valuations.

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

        For the three months ended March 31, 2008 and 2007, our effective tax rates were 39% and 38%, respectively. We currently expect to realize recorded deferred tax assets as of March 31, 2008 of approximately $4.6 million. Our conclusion that such assets will be recovered is based upon its expectation that our future earnings will provide sufficient taxable income to realize recorded tax assets. While the realization of our net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our net recorded deferred tax assets would not be realizable.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenue

	Three Months Ended March 31,
	2008		2007
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$26,524	84%	$21,217	85%	$5,307	25%
Maintenance, support and service revenue	5,156	16	3,874	15	1,282	33

Total revenue	$31,680	100%	$25,091	100%	$6,589	26%

Revenue by Geography:
United States and Canada	$17,368	55%	$12,670	50%	$4,698	37%
International	14,312	45	12,421	50	1,891	15

Total revenue	$31,680	100%	$25,091	100%	$6,589	26%

Revenue by Sales Channel:
Direct	$14,192	45%	$12,026	48%	$2,166	18%
Indirect	17,488	55	13,065	52	4,423	34

Total revenue	$31,680	100%	$25,091	100%	$6,589	26%

        The $5.3 million increase in product revenue was primarily the result of an increase in the number of systems sold in the three months ended March 31, 2008, which reflected the growth in the worldwide market for our products. This growth was realized through both our direct and indirect sales channels. Indirect product revenues increased $3.3 million, of which $1.8 million was attributable to our international customers and $1.5 million was attributable to United States and Canadian customers. Direct product revenues increased $2.0 million, of which $2.7 million was attributable to customers in the United States and Canada, partially offset by a decrease of $751,000 in direct product revenues from our international customers. An increase in the average selling price of our systems due to changes in our product software configuration mix, and an increase in the level of software license upgrades, also contributed to the increase in product revenue for the three months ended March 31, 2008. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

        The $1.3 million increase in maintenance, support and service revenue was attributable to the $1.0 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, the $239,000 increase in installation, professional services and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2008		2007
					Period-to-Period Change
		Percentage of Related Revenue		Percentage of Related Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$4,847	18%	$4,328	20%	$519	12%
Maintenance, support and service	1,066	21	972	25	94	10

Total cost of revenue	$5,913	19%	$5,300	21%	$613	12%

Gross Profit:
Product	$21,677	82%	$16,889	80%	$4,788	28%
Maintenance, support and service	4,090	79	2,902	75	1,188	41

Total gross profit	$25,767	81%	$19,791	79%	$5,976	30%

        The $519,000 increase in cost of product revenue was attributable to the increase in the number of systems sold during the three months ended March 31, 2008, as well as an increase in salaries, benefits and overhead associated with an increase in manufacturing personnel.

        The $94,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead (including stock-based compensation expense) associated with increases in support and training personnel partially offset by decreased costs associated with our warranty programs.

        Product gross margin increased 2 percentage points, resulting from the increase in the average selling price of our systems as a result of the changes in product configuration mix reflecting systems sales with higher software content as noted above. An increase in the level of software license upgrades also contributed to the increase in product gross margin. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

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

Operating Expenses

	Three Months Ended March 31,
	2008		2007
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Sales and marketing	$10,458	33%	$7,643	31%	$2,815	37%
Research and development	5,211	16	4,299	17	912	21
General and administrative	3,131	10	2,520	10	611	24

Total operating expenses	$18,800	59%	$14,462	58%	$4,338	30%

        Of the $2.8 million increase in sales and marketing expense, (a) $1.8 million was attributable to higher salaries, commissions and benefits associated with a 24% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $538,000 was attributable to an increase in stock-based compensation expense, (c) $110,000 was attributable to increased depreciation expense and (d) the balance was primarily attributable to increased expenses associated with expanded marketing programs and travel expenditures, including trade shows and overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars and to increase as a percentage of total revenue for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Of the $912,000 increase in research and development expense, $1.0 million was attributable to higher salaries and benefits associated with a 31% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. This increase was partially offset by a decrease in stock-based compensation expense of $194,000 related to the recapture of expense associated with stock options which were forfeited prior to being vested. The balance of the increase in research and development expense was attributable to other operating expenses including outside services and depreciation expense. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future and to increase as a percentage of total revenue in the near term. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        Of the $611,000 increase in general and administrative expense (a) $303,000 was attributable to increased audit and legal fees associated with being a publicly traded company, (b) $146,000 was attributable to higher salaries and benefits related to a 13% increase in general and administrative headcount, (c) $142,000 was attributable to fees related to our current search for a new chief financial officer, and (d) the balance was attributable to a net increase in other miscellaneous general and administrative expenses. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Three Months Ended March 31,
	2008		2007
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Income from operations	$6,967	22%	$5,329	21%	$1,638	31%
Interest income, net	1,313	4	1,567	6	(254)	(16)
Other expense	(21)	—	(18)	—	(3)	17

Income before provision for income taxes	8,259	26	6,878	27	1,381	20
Provision for income taxes	3,221	10	2,586	10	635	25

Net income	$5,038	16%	$4,292	17%	$746	17%

        The $1.6 million increase in income from operations resulted from a $6.0 million increase in gross profit offset in part by a $4.4 million increase in total operating expenses.

        Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income reflected lower average interest rates for the three months ended March 31, 2008 partially offset by higher cash balances as a result of increased cash from operating activities.

        Other expense consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and expenses.

Provision for Income Taxes

        For the three months ended March 31, 2008 and 2007, our effective tax rates were 39% and 38%, respectively. We currently expect to realize recorded deferred tax assets as of March 31, 2008 of approximately $4.6 million. Our conclusion that such assets will be recovered is based upon its expectation that our future earnings will provide sufficient taxable income to realize recorded tax assets. While the realization of our net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our net recorded deferred tax assets would not be realizable. Approximately $1.7 million of the deferred tax asset recorded as of March 31, 2008 is attributable to benefits associated with stock-based compensation charges. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount. However, in the future, if the underlying awards expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realized.

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

        Key measures of our liquidity are as follows:

	As of and for the Three Months Ended March 31, 2008	As of and for the Year Ended December 31, 2007
	(in thousands)
Cash and cash equivalents	$144,757	$136,420
Accounts receivable, net	28,591	29,998
Working capital	155,593	152,500
Cash provided by operating activities	13,039	16,403
Cash (used in) provided by financing activities	(3,805)	6,619

        Cash and cash equivalents.    Our cash and cash equivalents at March 31, 2008 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $333,000 at March 31, 2008 and December 31, 2007, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters facilities in Burlington, Massachusetts, and our office facility in Madrid, Spain.

        Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days' sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) ninety days. DSO was 81 days at March 31, 2008 and 86 days at December 31, 2007. The decrease in DSO at March 31, 2008 reflected a lower contribution of revenue during the three months ended March 31, 2008 from our indirect partners and international customers, which tend to have longer payment terms than our domestic and direct customers, when compared to the fourth quarter of fiscal year 2007.

        Operating activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debts, stock-based compensation expenses, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2008 was $13.0 million and consisted of $5.0 million of net income, non-cash adjustments of $2.7 million (consisting primarily of $1.3 million of depreciation and amortization and $1.5 million of stock-based compensation expense), and $5.3 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $2.8 million increase in deferred revenue related to an increase in deferred maintenance contracts received from customers, an increase of $1.1 million in accounts payable and accrued expenses, a $1.3 million decrease in accounts receivable, reflecting a decrease in DSO, a $940,000 decrease in prepaid expenses, partially offset by a $887,000 increase in inventory.

        Equity financing activities.    Net cash used in financing activities includes $4.2 million related to the repurchase of 562,574 shares of our common stock, inclusive of brokers' fees. In February 2008, the Board authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period. The repurchase of our common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws. This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. In addition, we received proceeds from the exercise of common stock options in the amount of $229,000 during the three months ended March 31, 2008.

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

Requirements

        Capital expenditures.    We have made capital expenditures primarily for equipment to support product development and other general purposes to support our growth, and evaluation systems for customer sales opportunities. Our capital expenditures totaled $897,000 in the three months ended March 31, 2008. We expect to spend an additional $5.1 million in capital expenditures in the remainder of fiscal 2008, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.

        Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters facilities in Burlington, Massachusetts and our office facilities in Madrid Spain. The following table sets forth our commitments to settle contractual obligations in cash after March 31, 2008:

	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases as of March 31, 2008	$3,079	$1,305	$1,748	$26	$—

  Off-Balance Sheet Arrangements

        As of March 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of March 31, 2008, our foreign exchange exposure would have fluctuated by less than $10,000.

Interest Rate Risk

        At March 31, 2008, we had unrestricted cash and cash equivalents totaling $144.8 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.    Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, "Risk Factors" in Item IA of Part I of our Annual Report on Form 10-K, some of which are updated below. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see "Cautionary Statement" on page 19 of this Quarterly Report on Form 10-Q.

Risks Relating to Our Business

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

        We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may each account for 10% or more of our revenue. For example, three such customers accounted for 44% of our revenue in the three months ended March 31, 2008, and four such customers accounted for 56% of our total revenue in fiscal year 2007. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

        As of March 31, 2008, we had approximately 50 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue. Revenue derived through distribution partners accounted for 55% of our total revenue in the three months ended March 31, 2008 and 61% of our total revenue in fiscal year 2007. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase SBCs from our competitors rather than from us. Under our contracts with our distribution partners, our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and other delivery terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors' products or whether they devote resources to market and support our competitors' products rather than our offerings.

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

        We significantly expanded our operations in 2007 and the first three months of 2008. For example, during the period from December 31, 2006 through March 31, 2008, we increased the number of our employees and full-time independent contractors by 36%, from 252 to 343, and we opened a new sales office in Spain. In addition, our total operating expenses for the year ended December 31, 2007 increased by 53% as compared to the fiscal year ended December 31, 2006, and for the three months ended March 31, 2008 were 30% higher than for the three months ended March 31, 2007. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

  (c)   Issuer Purchases of Equity Securities

        In February 2008, our board of directors authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period. The purchase of our common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

        This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through February 28, 2009. Through March 31, 2008, we have repurchased 562,574 shares of our common stock for an aggregate purchase price, including applicable brokers' fees, of $4.2 million.

        The following table sets forth our purchases of equity securities for the three-months ended March 31, 2008:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2008—January 31, 2008	—	—	—	—
February 1, 2008—February 29, 2008	12,111	$7.32	12,111	$19,911,330
March 1, 2008—March 31, 2008	550,463	7.51	550,463	15,776,288

Total	562,574		562,574

(1)
Includes applicable brokers' fees and commissions

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None

Item 6.    Exhibits.

        The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-134683) ).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Current Report of Form 8-K filed on December 11, 2007 (File No. 001-33041)).
10.1
Transition/Separation Agreement dated as of February 7, 2008 between Acme Packet, Inc. and Keith Seidman (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2008 (Commission File No. 0001-33041)).
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

ACME PACKET, INC. (Registrant)

Date: May 9, 2008	By:	/s/ ANDREW D. ORY Andrew D. Ory Chief Executive Officer and President (Principal Executive Officer)
Date: May 9, 2008	By:	/s/ KEITH SEIDMAN Keith Seidman Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)