Form 10-Q
period 2008-06-20
ACME PACKET INC
filed 2008-08-08
CIK 1130258

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

         The number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2008: 58,433,947

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I—Financial Information

Item 1—Condensed Consolidated Financial Statements (unaudited)

ACME PACKET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$147,911	$136,420
Accounts receivable, net of allowance of $538 and $574, respectively	24,433	29,998
Inventory	7,610	5,784
Deferred tax asset	1,346	1,346
Other current assets	4,280	2,095

Total current assets	185,580	175,643
Property and equipment, net	6,885	7,343
Restricted cash	333	333
Deferred tax asset	3,242	3,242
Other assets	158	14

Total assets	$196,198	$186,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,256	$4,659
Accrued expenses and other current liabilities	9,334	8,510
Deferred revenue	14,505	9,974

Total current liabilities	29,095	23,143
Deferred rent	191	265
Contingencies (Note 14)
Stockholders' equity:
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 shares
Issued and outstanding—0 shares	—	—
Common stock, $0.001 par value: Authorized—150,000,000 shares; Issued 61,025,807 and 60,429,772 shares at June 30, 2008 and December 31, 2007, respectively	60	60
Treasury stock, at cost—873,060 shares at June 30, 2008	(6,714)	—
Additional paid-in capital	147,579	142,974
Retained earnings	25,987	20,133

Total stockholders' equity	166,912	163,167

Total liabilities and stockholders' equity	$196,198	$186,575

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product	$19,944	$22,846	$46,468	$44,063
Maintenance, support and service	5,717	4,178	10,873	8,052

Total revenue	25,661	27,024	57,341	52,115

Cost of revenue(1):
Product	4,179	4,265	9,026	8,593
Maintenance, support and service	1,398	1,216	2,464	2,188

Total cost of revenue	5,577	5,481	11,490	10,781

Gross profit	20,084	21,543	45,851	41,334

Operating expenses(1):
Sales and marketing	11,140	8,464	21,598	16,107
Research and development	5,771	4,860	10,982	9,159
General and administrative	2,544	2,631	5,675	5,151

Total operating expenses	19,455	15,955	38,255	30,417

Income from operations	629	5,588	7,596	10,917

Other income (expense):
Interest income, net	760	1,597	2,073	3,164
Other income (expense)	2	8	(19)	(10)

Total other income, net	762	1,605	2,054	3,154
Income before provision for income taxes	1,391	7,193	9,650	14,071
Provision for income taxes	575	2,576	3,796	5,162

Net income	$816	$4,617	$5,854	$8,909

Net income per share (Note 11):
Basic	$0.01	$0.08	$0.10	$0.15

Diluted	$0.01	$0.07	$0.09	$0.13

Weighted average number of common shares used in the calculation of net income per share:
Basic	60,169,035	59,099,914	60,299,199	58,776,394

Diluted	65,018,064	65,851,496	65,246,611	66,041,004

(1)
Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$106	$70	$213	$112
Cost of maintenance, support, and service revenue	68	97	179	158
Sales and marketing	872	595	1,765	950
Research and development	657	486	770	792
General and administrative	148	301	386	481

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$5,854	$8,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,623	2,314
Provision for bad debts	135	136
Excess tax benefit from exercise of stock options	(811)	—
Stock-based compensation expense	3,313	2,493
Change in operating assets and liabilities:
Accounts receivable	5,430	(2,662)
Inventory	(1,826)	(547)
Other current assets	(2,329)	162
Accounts payable	597	(482)
Accrued expenses and other current liabilities	1,561	(1,555)
Deferred revenue	4,531	537

Net cash provided by operating activities	19,078	9,305
Investing Activities
Purchases of property and equipment	(2,165)	(2,777)
Increase in other assets	—	146

Net cash used in investing activities	(2,165)	(2,631)
Financing activities
Proceeds from exercise of stock options	482	758
Repurchase of common stock	(6,715)	(7)
Excess tax benefit from the exercise of stock options	811	—

Net cash (used in) provided by financing activities	(5,422)	751

Net increase in cash and cash equivalents	11,491	7,425
Cash and cash equivalents at beginning of period	136,420	118,714

Cash and cash equivalents at end of period	$147,911	$126,139

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

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company's financial position at June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

        As of June 30, 2008, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. The adoption of these new standards did not have a significant effect on the Company's financial statements.

2.     Significant Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an ongoing basis. Significant estimates and assumptions relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, expensing and capitalization of research and development costs for software, stock-based compensation expense, warranty allowances, and the recoverability of the Company's net deferred tax asset.

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

        In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as service revenue and the associated cost as cost of service revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue totaled approximately $47 and $33 for the three months ended June 30, 2008 and 2007, respectively. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue totaled approximately $64 and $31 for the six months ended June 30, 2008 and 2007, respectively.

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company included approximately $104 and $159 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended June 30, 2008 and 2007, respectively. The Company included approximately $211 and $303 of out-of-pocket expenses in service revenue and cost of service revenue in the six months ended June 30, 2008 and 2007, respectively.

4.     Cash and Cash Equivalents and Restricted Cash

        Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30, 2008	December 31, 2007
Cash	$5,206	$5,838
Money market funds	142,705	130,582

Total cash and cash equivalents	$147,911	$136,420

        As of June 30, 2008 and December 31, 2007, the Company had restricted cash in the amount of $333 as collateral related to its facility leases. The Company's restrictions with respect to this amount expire in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.

5.     Inventory

        Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market, and consists primarily of finished products.

        The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to its estimated realizable value based on historical usage and expected demand. Inherent in the Company's estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company's products, and technical obsolescence of products.

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

6.     Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset's useful life or remaining life of the lease

        Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

        Property and equipment consists of the following:

	June 30, 2008	December 31, 2007
Computer hardware and software	$4,815	$4,376
Furniture and fixtures	1,528	1,521
Office and engineering equipment	6,074	5,457
Evaluation systems	9,456	8,375
Leasehold improvements	1,121	1,100

	22,994	20,829
Less accumulated depreciation and amortization	(16,109)	(13,486)

Property and equipment, net	$6,885	$7,343

        Depreciation expense was $1,291 and $1,213 for the three months ended June 30, 2008 and 2007, respectively and $2,623 and $2,314 for the six months ended June 30, 2008 and 2007, respectively.

7.     Concentrations of Credit Risk and Off-Balance Sheet Risk

        The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the

Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

        The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Customer A	19%	12%	16%	16%
Customer B	18	16	18	15
Customer C	*	*	*	17

*
Less than 10% of total revenue.

        The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	June 30, 2008	December 31, 2007
Customer A	21%	20%
Customer B	17	10
Customer D	10	21

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

        The following is a summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2008:

Balance at December 31, 2007	$268
Provision for warranty costs	246
Uses/Reductions	(260)

Balance at June 30, 2008	$254

9.     Stock-Based Compensation

Accounting for Stock-Based Compensation

        On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of stock-based compensation awards.

        SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, the Company will continue to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, in future periods to equity awards outstanding at the date of SFAS No. 123(R)'s adoption that were measured using the minimum value method.

        Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), the Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

        The Company accounts for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. There were no stock-based awards made to non-employees in the three and six months ended June 30, 2008 or 2007.

        As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company's IPO, the Company determined the volatility for options granted in the three and six months ended June 30, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company's common stock beginning in January 2007. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company's historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 7.74% for the three and six months ended June 30, 2008 and 7.00% for the three and six months ended June 30, 2007, respectively, in determining the expense recorded in the accompanying condensed consolidated statements of income. The weighted-average fair values of options granted were $4.08 and $7.72 for the three months ended June 30, 2008 and 2007, respectively, and $3.37 and $10.21 for the six months ended June 30, 2008 and 2007, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Risk-free interest rate	3.15%	4.60%	3.15%	4.74%
Expected volatility	44.72%	64.82%	44.23%	67.97%
Expected life	4.75 years	6.25 years	4.75 years	6.25 years
Dividend yield	—	—	—	—

        The Company recorded stock-based compensation expense of $1,851 and $1,549 for the three months ended June 30, 2008 and 2007, respectively and $3,313 and $2,493 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $20,569 of unrecognized compensation expense related to unvested stock awards that is expected to be recognized over a weighted-average period of 2.53 years.

        The following is a summary of the status of the Company's stock options as of June 30, 2008 and the stock option activity for all stock option plans during the six months ended June 30, 2008:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2007	9,214,845	$0.20 – 18.36	$5.08
Granted	1,513,500	7.58 – 10.03	8.09
Canceled	(194,594)	0.30 – 16.86	11.08
Exercised	(597,493)	0.20 – 5.50	0.81		$5,062

Outstanding at June 30, 2008	9,936,258	$0.20 – 18.36	$5.68	6.64	$37,005

Exercisable at June 30, 2008	4,113,310	$0.20 – 18.36	$2.93	6.22	$23,696

Vested or expected to vest at June 30, 2008(1)	8,862,244	$0.20 – 18.36	$5.52	6.60	$34,021

(1)
This represents the number of vested options as of June 30, 2008 plus the number of unvested options expected to vest as of June 30, 2008 based on the unvested options outstanding at June 30, 2008, adjusted for the estimated forfeiture rate of 7.74%.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company's common stock on June 30, 2008 of $7.76 or the date of exercise, as appropriate, and the exercise price of the underlying options.

        Prior to December 31, 2005, the Company issued 1,800,151 restricted shares of common stock pursuant to the Acme Packet, Inc. 2000 Equity Incentive Plan. A summary of the status of the Company's unvested restricted shares of common stock outstanding, issued pursuant to the plan, as of June 30, 2008 and the changes during the six months then ended is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2007	67,987	$0.45
Granted	—	—
Vested	(37,958)	0.41
Forfeited	(1,458)	0.65

Unvested shares at June 30, 2008	28,571	$0.50

        During the six months ended June 30, 2008, the Company issued 171,000 restricted stock units (RSUs) to its employees at a fair value of $7.58 per share pursuant to the 2006 Equity Incentive Plan. The RSUs granted contain time-based vesting and performance-based vesting criteria. Of the time-based RSUs granted, 76,000 will vest over a three year period, with 50% vesting on January 1, 2010 and 50% vesting on January 1, 2011, and 47,500 will vest in three equal installments, commencing on January 1, 2009 and becoming fully vested on January 1, 2011. The remaining 47,500 are performance-based RSUs and will vest only if certain Company growth rates are met by December 31, 2009, as determined by the Company's Board of Directors, and the recipient remains associated with the Company at the time such determination is made. The Company is accounting for the performance-based RSUs in accordance with SFAS No. 123(R), and has deferred all compensation cost until such time that it is probable that the performance criteria have been met. A summary of the status of the Company's unvested RSUs outstanding as of June, 30, 2008, and the changes during the six months then ended, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2007	—	—
Granted	171,000	$7.58
Vested	—	—
Forfeited	—	—

Unvested RSUs at June 30, 2008	171,000	$7.58

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

11.   Net Income Per Share

        The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average shares of common stock outstanding	60,206,884	59,238,764	60,346,669	58,942,650
Less: Weighted-average number of unvested restricted common shares outstanding	(37,849)	(138,850)	(47,470)	(166,256)

Weighted-average number of common shares used in calculating basic net income per share	60,169,035	59,099,914	60,299,199	58,776,394
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	4,781,379	6,611,681	4,880,983	7,037,839
Weighted-average number of unvested restricted common shares outstanding and restricted stock units issuable upon vesting	67,650	134,406	66,429	161,854
Weighted-average number of common shares issuable upon exercise of common stock warrant	—	5,495	—	64,917

Weighted-average number of common shares used in computing diluted net income per share	65,018,064	65,851,496	65,246,611	66,041,004

        During the three months ended June 30, 2008 and 2007, 4,211,170 and 1,394,286 weighted average common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, respectively, as their effect would have been anti-dilutive. During the six months ended June 30, 2008 and 2007, 3,916,810 and 1,091,934 weighted average common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, respectively, as their effect would have been anti-dilutive.

12.   Income Taxes

        For the three months ended June 30, 2008 and 2007, the Company's effective tax rates were 41% and 36%, respectively and for the six months ended June 30, 2008 and 2007, the Company's effective tax rates were 39% and 37%, respectively. The Company currently expects to realize a recorded deferred tax asset as of June 30, 2008 of approximately $4,588. The Company's conclusion that this asset will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize the recorded tax asset. While the realization of the Company's net recorded deferred tax asset cannot be assured, to the extent that future taxable income against which this tax asset may be applied is not sufficient, some or all of the Company's net recorded deferred tax asset would not be realizable. Approximately $1,707 of the deferred tax asset recorded as of June 30, 2008 is attributable to benefits associated with stock-based compensation charges. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less then the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

13.   Stockholders' Equity

Warrants

        In connection with a previously expired capital equipment line of credit, the Company issued warrants to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share. Upon the closing of the Company's IPO in October 2006, these warrants automatically converted into warrants to purchase shares of the Company's common stock. On April 5, 2007, the holder of the warrants exercised all available shares in a cashless exercise. As a result, the Company issued 112,571 shares of the Company's common stock to satisfy the exercise of the warrants.

Common Stock Repurchase Program

        In February 2008, the Board authorized the repurchase of up to $20,000 of the Company's common stock over the subsequent twelve-month period. In August 2008, the Board expanded the common stock repurchase program by authorizing the repurchase of an additional $35,000 of the Company's common stock. The purchase of the Company's common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

        This common stock repurchase program does not obligate the Company to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through February 28, 2009. As of June 30, 2008, the Company has repurchased 873,060 shares of its common stock for an aggregate purchase price, including applicable brokers' fees, of $6,715.

        Subsequent to June 30, 2008, and through July 23, 2008, the Company has repurchased an additional 1,718,800 shares of its common stock for an aggregate purchase price, including applicable brokers' fees, of $8,403.

14.   Contingencies

Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2008 and December 31, 2007, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

        Certain of the Company's arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

15.   Accrued Expenses and Other Current Liabilities

	June 30, 2008	December 31, 2007
Accrued compensation and related benefits	$5,324	$5,176
Accrued sales and use taxes	629	1,839
Accrued income taxes	211	148
Accrued warranty	254	268
Other accrued liabilities	2,916	1,079

Total	$9,334	$8,510

16.   Segment Information

Geographic Data

        Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States and Canada	$10,374	$14,912	$27,742	$27,582
International	15,287	12,112	29,599	24,533

Total	$25,661	$27,024	$57,341	$52,115

        During the three and six months ended June 30, 2008 and 2007, no one foreign country contributed more than 10% of the Company's net sales.

17.   Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company's fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company's financial position or results of operations. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

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

          The fair values of all of the Company's investment instruments have been valued using Level 1 inputs as described above.

        The Company also adopted the provisions of SFAS No. 159 in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this statement.

18.   Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS No. 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company's 2009 fiscal year. Earlier adoption is prohibited. As the Company has not completed any business combinations, SFAS No. 141R is not expected to have a material effect on its consolidated financial position and results of operations.

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

Overview

        Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers and enterprises to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where Internet Protocol networks connect, known as network borders. As of June 30, 2008, more than 540 customers, consisting of both service providers and enterprises in nearly 85 countries have purchased our products. We sell our products and support services through approximately 50 distribution partners and our direct sales force. Our distribution partners include many of the largest networking and telecommunications equipment vendors throughout the world.

        Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain; Tokyo, Japan; and the United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, India, Italy, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Russia, South Africa, Thailand, the United Kingdom and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

Industry Background

        Service providers traditionally have delivered voice and data services over two separate networks: the Public Switched Telephone Network, or PSTN, and the Internet. The PSTN provides high reliability and security but is costly to operate and is limited in its ability to support high bandwidth video and other interactive multimedia services. The Internet is capable of cost-effectively transmitting any form of traffic that is IP-based, including interactive voice, video and data, but it transmits only on a best-efforts basis, because all forms of traffic have the same priority. Therefore, the Internet attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. Internet-based services are also subject to disruptive and fraudulent behavior, including identity theft, viruses, unwanted and excessively large input data, known as SPAM, and the unauthorized use and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking.

        Service providers are beginning to migrate to a single IP network architecture to serve as the foundation for their next-generation voice, video and data service offerings. In order to provide secure and high quality interactive communications on a converged IP network, service providers must be able to manage and integrate the communications flows that comprise communication sessions for applications such as interactive video and voice over IP, or VoIP, which allows the routing of voice conversations over the Internet.

        Prior to the advent of the SBC, IP network infrastructure equipment, such as softswitches, routers and data firewalls, was able to initiate and route undifferentiated data but lacked the ability to target specifically the management of interactive communication sessions. We believe that there is significant demand for SBCs that can facilitate the delivery of secure and high quality real-time interactive communications across all IP network borders. Dell'Oro Group, a market research and consulting firm specializing in networking and telecommunications, projects that worldwide revenue for SBC's will increase from $204 million in 2007 to $970 million in 2012.

The Acme Packet Strategy

        Principal elements of our strategy include:

  •
  Continuing to satisfy the evolving border requirements of large service providers. Our numerous SBC deployments in the wireline, wireless and cable networks of Tier-1 and other large service providers position us to gain valuable knowledge that we can use to expand and enhance our products' features and functionality.

  •
  Exploiting new technologies to enhance product performance and scalability.  We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs.

  •
  Investing in quality and responsive support.  As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

  •
  Facilitating and promoting service interconnects among our customers.  We intend to increase demand for our products by helping our customers to extend the reach of their services and, consequently, to increase the value of their services to their customers.

  •
  Leveraging distribution partnerships to enhance market penetration.  We will continue to invest in training and tools for our distribution partners' sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

  •
  Actively contributing to architecture and standards definition processes.  We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next-generation IP networks.

Key Financial Measures

        Some of our key financial measures for the second quarter of 2008 include:

  •
  Net revenues were $25.7 million for the second quarter 2008 compared to $27.0 million in the same period last year.

  •
  Net income for the second quarter of 2008 was $0.8 million compared to $4.6 million in the same period last year.

  •
  Net income per share was $0.01 on a diluted basis for the second quarter of 2008 compare to $0.07 per share on a diluted basis in the same period last year.

Factors That May Affect Future Performance

  •
  Gross Margin.  Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends in part on the mix of product configurations sold, (c) the level of software license upgrades (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the volume and costs of manufacturing of our hardware products. Customers license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price them those systems sold with lower software content. If customers begin to purchase systems with lower software content, this will have a negative impact on our gross margin.

  •
  Competition.  The market for SBC's is competitive and constantly evolving. While we believe we are currently the market leader, we expect competition to persist and intensify in the future as the SBC market grows. Our primary competitors generally consist of start-up vendors, such as Newport Networks and NextPoint Networks and more established network and component companies such as Audiocodes, through its acquisition of Netrake, Sonus Networks and Cisco Systems. We also compete with some of the companies with which we have distribution partnerships, such as Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.

  •
  Evolution of the SBC Market.  The market for SBCs is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of interactive communications service providers to continue to implement SBCs.

  •
  Research and Development.  To continue to achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for SBCs is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position.

  •
  Managing Growth.  We significantly expanded our operations in 2007 and the first six months of 2008. During the period from December 31, 2006 through June 30, 2008 we increased the number of our employees and full-time independent contractors by 42%, from 252 to 359, and we opened new sales offices in Spain and the United Kingdom. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments.

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

Operating Expenses

        Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. During the period from June 30, 2007 through June 30, 2008, we increased the number of our employees and full-time independent contractors by 18%, from 303 to 359. We expect to continue to hire new employees to support our growth.

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

        Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, and (e) other related overhead. To date, all of our research and development expense has been expensed as incurred. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

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

Stock-Based Compensation

        Cost of revenue and operating expenses include stock-based compensation expense. Effective in the first quarter of fiscal 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of stock-based awards, including shares issued under employee stock purchase plans, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS No. 123(R) requires us to expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value. For the three months ended June 30, 2008 and 2007, we recorded expense of $1.9 million and $1.5 million, respectively, and for the six months ended June 30, 2008 and 2007, we recorded expense of $3.3 million and $2.5 million, respectively. Based on stock-based awards granted during the six months ended June 30, 2008 and fiscal years 2007 and 2006, a future expense related to unvested awards of $20.6 million is expected to be recognized over a weighted-average period of 2.53 years.

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

Stock-Based Compensation

        On January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires us to recognize expense related to the fair value of stock-based compensation awards. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures to apply SFAS

No. 123(R) using the prospective-transition method. As such, we will continue to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, in future periods to equity awards outstanding at the date of SFAS No. 123(R)'s adoption that were measured using the minimum value method.

        Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), we will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

        We account for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. There were no stock-based awards made to non-employees in the three and six months ended June 30, 2008 or 2007.

        As there was no public market for our common stock prior to October 13, 2006, the effective date of the our IPO, we determined the volatility for options granted in the three and six months ended June 30, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of our common stock beginning in January 2007. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 7.74% for the three and six months ended June 30, 2008, and 7.00% for the three and six months ended June 30, 2007, in determining the expense recorded in the accompanying consolidated statement of operations. The weighted-average fair values of options granted were $4.08 and $7.72 for the three months ended June 30, 2008 and 2007, respectively and $3.37 and $10.21 for the six months ended June 30, 2008 and 2007, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Risk-free interest rate	3.15%	4.60%	3.15%	4.74%
Expected volatility	44.72%	64.82%	44.23%	67.97%
Expected life	4.75 years	6.25 years	4.75 years	6.25 years
Dividend yield	—	—	—	—

        We recorded stock-based compensation expense of $1.9 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and $3.3 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $20.6 million of unrecognized compensation expense related to unvested stock awards that is expected to be recognized over a weighted-average period of 2.53 years.

Allowance for Doubtful Accounts

        We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded as a reduction of revenue. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of June 30, 2008, the allowance for doubtful accounts was $538,000.

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

        For the three months ended June 30, 2008 and 2007, our effective tax rates were 41% and 36%, respectively. For the six months ended June 30, 2008 and 2007, our effective rates were 39% and 37%, respectively. We currently expect to realize a recorded deferred tax asset as of June 30, 2008 of approximately $4.6 million. Our conclusion that this asset will be recovered is based upon our expectation that our future earnings will provide sufficient taxable income to realize the recorded tax asset. While the realization of our net recorded deferred tax asset cannot be assured, to the extent that future taxable income against which this tax asset may be applied is not sufficient, some or all of our net recorded deferred tax asset would not be realizable. Approximately, $1.7 million of the deferred tax asset recorded as of June 30, 2008 is attributable to benefits associated with stock-based compensation charges. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less then the fair value of the awards on the date of grant, some or all of the benefit many not be realized.

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Revenue

	Three Months Ended June 30,
	2008		2007
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$19,944	78%	$22,846	85%	$(2,902)	(13)%
Maintenance, support and service revenue	5,717	22	4,178	15	1,539	37

Total revenue	$25,661	100%	$27,024	100%	$(1,363)	(5)%

Revenue by Geography:
United States and Canada	$10,374	40%	$14,912	55%	$(4,538)	(30)%
International	15,287	60	12,112	45	3,175	26

Total revenue	$25,661	100%	$27,024	100%	$(1,363)	(5)%

Revenue by Sales Channel:
Direct	$7,793	30%	$11,373	42%	$(3,580)	(31)%
Indirect	17,868	70	15,651	58	2,217	14

Total revenue	$25,661	100%	$27,024	100%	$(1,363)	(5)%

        The $2.9 million decrease in product revenue was primarily the result of a decrease in the number of systems sold in the three months ended June 30, 2008. We believe that the decrease in the number of systems sold was the result of temporary delays in the purchasing decisions of our end user customers and is not indicative of an overall decline in the worldwide market for our products. Direct product revenues decreased $3.9 million, all of which is attributable to United States and Canadian customers. Indirect product revenues increased $967,000 of which $2.3 million was attributable to our international customers, partially offset by a decrease of $1.4 million in indirect product revenues to customers in the United States and Canada. An approximately 1% decrease in the average selling price of our systems due to changes in our product software configuration mix, partially offset by an increase in the level of software license upgrades, also contributed to the decrease in product revenue for the three months ended June 30, 2008. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

        The $1.5 million increase in maintenance, support and service revenue was attributable to the $1.2 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, the $314,000 increase in installation, professional services and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2008		2007
					Period-to-Period Change
		Percentage of Related Revenue		Percentage of Related Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$4,179	21%	$4,265	19%	$(86)	(2)%
Maintenance, support and service	1,398	24	1,216	29	182	15

Total cost of revenue	$5,577	22%	$5,481	20%	$96	2%

Gross Profit:
Product	$15,765	79%	$18,581	81%	$(2,816)	(15)%
Maintenance, support and service	4,319	76	2,962	71	1,357	46

Total gross profit	$20,084	78%	$21,543	80%	$(1,459)	(7)%

        The $86,000 decrease in cost of product revenue was attributable to the decrease in the number of systems sold during the three months ended June 30, 2008, partially offset by an increase in salaries, benefits and overhead associated with an increase in manufacturing personnel and activity.

        The $182,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead associated with increases in support and training personnel partially offset by decreased costs associated with our warranty programs.

        Product gross margin decreased 2 percentage points, primarily due to a decrease in the number of systems sold during the three months ended June 30, 2008 which resulted in manufacturing and other indirect costs being absorbed by a lower product volume base. The approximately 1% decrease in the average selling price of our systems as a result of the changes in product configuration mix reflecting systems sales with lower software content as noted above was also a factor. This was partially offset by an increase in the level of software license upgrades.

        Gross margin on maintenance, support and service revenue increased by 5 percentage points as a result of an increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs.

        We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain consistent for the foreseeable future.

Operating Expenses

	Three Months Ended June 30,
	2008		2007
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Sales and marketing	$11,140	43%	$8,464	31%	$2,676	32%
Research and development	5,771	23	4,860	18	911	19
General and administrative	2,544	10	2,631	10	(87)	(3)

Total operating expenses	$19,455	76%	$15,955	59%	$3,500	22%

        Of the $2.7 million increase in sales and marketing expense, (a) $1.7 million was attributable to higher salaries, commissions and benefits associated with a 20% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $345,000 was attributable to increased travel and related expenditures, (c) $277,000 was attributable to an increase in stock-based compensation expense, (d) $154,000 was attributable to increased expenditures associated with marketing programs, including trade shows, (e) $134,000 was attributable to increased depreciation expense and (f) the balance was primarily attributable to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Of the $911,000 increase in research and development expense, $1.1 million was attributable to higher salaries and benefits associated with a 24% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing and an increase in stock-based compensation expense of $171,000. This increase was partially offset by a decrease in outside services of $164,000 and professional search fees of $121,000 as well as a decrease in other operating expenses including depreciation expense. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        The $87,000 decrease in general and administrative expense was attributable to a $153,000 decrease in stock-based compensation expense and a net decrease in other miscellaneous general and administrative expenses. This was partially offset by an increase of $125,000 of salaries and benefits related to a 4% increase in general and administrative headcount. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Three Months Ended June 30,
	2008		2007
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Income from operations	$629	2%	$5,588	21%	$(4,959)	(89)%
Interest income, net	760	3	1,597	6	(837)	(52)
Other expense	2	—	8	—	(6)	(75)

Income before provision for income taxes	1,391	5	7,193	27	(5,802)	(81)
Provision for income taxes	575	2	2,576	10	(2,001)	(78)

Net income	$816	3%	$4,617	17%	$(3,801)	(82)%

        The $5.0 million decrease in income from operations resulted from a $1.5 million decrease in gross profit as a result of a decline in net revenues and a $3.5 million increase in total operating expenses.

        Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income reflected lower average interest rates for the three months ended June 30, 2008 partially offset by higher cash balances as a result of increased cash from operating activities.

        Other expense consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and expenses.

Provision for Income Taxes

        For the three months ended June 30, 2008 and 2007, our effective tax rates were 41% and 36%, respectively. The lower effective rate in 2007 was related to the utilization of federal tax credits associated with our research and development activities. These tax credits were not available to us in 2008.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenue

	Six Months Ended June 30,
	2008		2007
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$46,468	81%	$44,063	85%	$2,405	5%
Maintenance, support and service revenue	10,873	19	8,052	15	2,821	35

Total revenue	$57,341	100%	$52,115	100%	$5,226	10%

Revenue by Geography:
United States and Canada	$27,742	48%	$27,582	53%	$160	1%
International	29,599	52	24,533	47	5,066	21

Total revenue	$57,341	100%	$52,115	100%	$5,226	10%

Revenue by Sales Channel:
Direct	$21,985	38%	$23,399	45%	$(1,414)	(6)%
Indirect	35,356	62	28,716	55	6,640	23

Total revenue	$57,341	100%	$52,115	100%	$5,226	10%

        The $2.4 million increase in product revenue was primarily the result of an increase in the average selling price of our systems due to changes in our product software configuration mix and an increase in the level of software license upgrades, partially offset by a decrease in the number of systems sold in the six months ended June 30, 2008. We believe that the decrease in the number of systems sold was the result of temporary delays in the purchasing decisions of our end user customers and is not indicative of an overall decline in the worldwide market for our products. Indirect product revenues increased $4.3 million, of which $4.2 million was attributable to our international customers and the balance was attributable to United States and Canadian customers. Direct product revenues decreased $1.9 million, of which $1.2 million was attributable to customers in the United States and Canada and $686,000 was attributable to our international customers. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

        The $2.8 million increase in maintenance, support and service revenue was attributable to the $2.3 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, the $553,000 increase in installation, professional services and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2008		2007
					Period-to-Period Change
		Percentage of Related Revenue		Percentage of Related Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$9,026	19%	$8,593	20%	$433	5%
Maintenance, support and service	2,464	23	2,188	27	276	13

Total cost of revenue	$11,490	20%	$10,781	21%	$709	7%

Gross Profit:
Product	$37,442	81%	$35,470	80%	$1,972	6%
Maintenance, support and service	8,409	77	5,864	73	2,545	43

Total gross profit	$45,851	80%	$41,334	79%	$4,517	11%

        The $433,000 increase in cost of product revenue was attributable to an increase in salaries, benefits and overhead associated with an increase in manufacturing personnel and activity, partially offset by the decrease in the number of systems sold during the six months ended June 30, 2008.

        The $276,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead (including stock-based compensation expense) associated with increases in support and training personnel partially offset by decreased costs associated with our warranty programs.

        Product gross margin increased 1 percentage point, resulting from the increase in the average selling price of our systems as a result of the changes in product configuration mix reflecting systems sales with higher software content as noted above. An increase in the level of software license upgrades also contributed to the increase in product gross margin. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

        Gross margin on maintenance, support and service revenue increased by 4 percentage points as a result of an increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs.

        We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will decline slightly for the foreseeable future.

Operating Expenses

	Six Months Ended June 30,
	2008		2007
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Sales and marketing	$21,598	38%	$16,107	31%	$5,491	34%
Research and development	10,982	19	9,159	17	1,823	20
General and administrative	5,675	10	5,151	10	524	10

Total operating expenses	$38,255	67%	$30,417	58%	$7,838	26%

        Of the $5.5 million increase in sales and marketing expense, (a) $3.5 million was attributable to higher salaries, commissions and benefits associated with a 20% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $815,000 was attributable to an increase in stock-based compensation expense, (c) $429,000 was attributable to increased travel and related expenditures, (d) $244,000 was attributable to increased depreciation expense, (e) $219,000 was attributable to increased expenditures associated with marketing programs, including trade shows and (f) the balance was primarily attributable to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Of the $1.8 million increase in research and development expense, $2.1 million was attributable to higher salaries and benefits associated with a 24% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. This increase was partially offset by a decrease in professional search fees of $136,000 and outside services of $119,000 as well as a decrease in other operating expenses. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        Of the $524,000 increase in general and administrative expense (a) $355,000 was attributable to increased audit and legal fees associated with being a publicly traded company, (b) $270,000 was attributable to higher salaries and benefits related to a 4% increase in general and administrative headcount, and (c) $124,000 was attributable to fees related to our current search for a new chief financial officer. These increases were partially offset by a $95,000 reduction in stock-based compensation expense and a net decrease in other miscellaneous general and administrative expenses. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Six Months Ended June 30,
	2008		2007
					Period-to-Period Change
		Percentage of Total Revenue		Percentage of Total Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Income from operations	$7,596	13%	$10,917	21%	$(3,321)	(30)%
Interest income, net	2,073	4	3,164	6	(1,091)	(34)
Other expense	(19)	—	(10)	—	(9)	90

Income before provision for income taxes	9,650	17	14,071	27	(4,421)	(31)
Provision for income taxes	3,796	7	5,162	10	(1,366)	(26)

Net income	$5,854	10%	$8,909	17%	$(3,055)	(34)%

        The $3.3 million decrease in income from operations resulted from a $7.8 million increase in total operating expenses offset in part by a $4.5 million increase in gross profit.

        Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income reflected lower average interest rates for the six months ended June 30, 2008 partially offset by higher cash balances as a result of increased cash from operating activities.

        Other expense consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and expenses.

Provision for Income Taxes

        For the six months ended June 30, 2008 and 2007, our effective tax rates were 39% and 37%, respectively. The lower effective rate in 2007 was related to the utilization of federal tax credits associated with our research and development activities. These tax credits were not available to us in 2008.

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

        Key measures of our liquidity are as follows:

	As of and for the Six Months Ended June 30, 2008	As of and for the Year Ended December 31, 2007
	(in thousands)
Cash and cash equivalents	$147,911	$136,420
Accounts receivable, net	24,433	29,998
Working capital	156,485	152,500
Cash provided by operating activities	19,078	16,403
Cash (used in) provided by financing activities	(5,422)	6,619

         Cash and cash equivalents.    Our cash and cash equivalents at June 30, 2008 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $333,000 at June 30, 2008 and December 31, 2007, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters facilities in Burlington, Massachusetts, and our office facility in Madrid, Spain.

         Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days' sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) ninety days. DSO was 86 days at both June 30, 2008 and December 31, 2007.

         Operating activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debts, stock-based compensation expenses, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2008 was $19.1 million and consisted of $5.9 million of net income, non-cash adjustments of $5.3 million (consisting primarily of $2.6 million of depreciation and amortization and $3.3 million of stock-based compensation expense, partially offset by $811,000 of excess tax benefits from the exercise of stock options), and $8.0 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $5.4 million reduction in accounts receivable, reflecting lower net revenues in the three months ended June 30, 2008 compared to the three months ended December 31, 2007, a $4.5 million increase in deferred revenue primarily related to an increase in deferred maintenance contracts received from customers, and an increase of $2.2 million in accounts payable and accrued expenses, partially offset by a $2.3 million increase in other current assets reflecting estimated income tax payments and a $1.8 million increase in inventory.

         Equity financing activities.    Net cash used in financing activities includes $6.7 million related to the repurchase of 873,060 shares of our common stock, inclusive of brokers' fees. In February 2008, the Board authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period. In August 2008, the Board expanded the common stock repurchase program by authorizing the repurchase of an additional $35.0 million of our common stock. The repurchase of our common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws. This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. During the period from July 1, 2008 through July 23, 2008, we repurchased an additional 1,718,800 shares of our common stock at a total price of $8.4 million, inclusive of brokers' fees. In addition, we received proceeds from the exercise of common stock options in the amount of $482,000 during the six months ended June 30, 2008.

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

Requirements

         Capital expenditures.    We have made capital expenditures primarily for equipment to support product development and other general purposes to support our growth, and evaluation systems for customer sales opportunities. Our capital expenditures totaled $2.2 million in the six months ended June 30, 2008. We expect to spend an additional $3.9 million in capital expenditures in the remainder of fiscal 2008, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.

         Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters facilities in Burlington, Massachusetts and our office facilities in Madrid Spain. The following table sets forth our commitments to settle contractual obligations in cash after June 30, 2008:

	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases as of June 30, 2008	$2,767	$1,322	$1,438	$7	$—

  Off-Balance-Sheet Arrangements

        As of June 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of June 30, 2008, our foreign exchange exposure would have fluctuated by less than $10,000.

Interest Rate Risk

        At June 30, 2008, we had unrestricted cash and cash equivalents totaling $147.9 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.    Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may each account for 10% or more of our revenue. For example, two such customers accounted for 34% of our revenue in the six months ended June 30, 2008, and four such customers accounted for 56% of our total revenue in fiscal year 2007. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

        As of June 30, 2008, we had approximately 50 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue. Revenue derived through distribution partners accounted for 62% of our total revenue in the six months ended June 30, 2008 and 61% of our total revenue in fiscal year 2007. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase SBCs from our competitors rather than from us. Under our contracts with our distribution partners, our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and other delivery terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors' products or whether they devote resources to market and support our competitors' products rather than our offerings.

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

        We significantly expanded our operations in 2007 and the first six months of 2008. For example, during the period from December 31, 2006 through June 30, 2008, we increased the number of our employees and full-time independent contractors by 42%, from 252 to 359, and we opened new sales offices in Spain and the United Kingdom. In addition, our total operating expenses for the year ended December 31, 2007 increased by 53% as compared to the fiscal year ended December 31, 2006, and for the six months ended June 30, 2008 were 26% higher than for the six months ended June 30, 2007. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

  (c)   Issuer Purchases of Equity Securities

        In February 2008, our board of directors authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period. In August 2008, our board of directors expanded the common stock repurchase program by authorizing the repurchase of an additional $35.0 million of our common stock. The purchase of our common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

        This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through February 28, 2009. Between April 1, 2008 and June 30, 2008, we repurchased 310,486 shares of our common stock for an aggregate purchase price, including applicable brokers' fees, of $2.5 million.

        The following table sets forth our purchases of equity securities for the three months ended June 30, 2008:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2008—April 30, 2008	111,250	8.03	111,250	14,882,466
May 1, 2008—May 31, 2008	—	—	—	14,882,466
June 1, 2008—June 30, 2008	199,236	8.01	199,236	13,285,932

Total	310,486		310,486

(1)
Includes applicable brokers' fees and commissions

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We held our 2008 Annual Meeting of Stockholders on May 20, 2008. Our stockholders approved each of the following proposals by the votes specified below.

        Proposal No. 1—The election of two nominees as Class II directors to the Board of Directors for a term of three years.

Nominee	For	Withheld
Gary J. Bowen	54,903,124	1,556,471
Robert C. Hower	55,342,435	1,117,160

        After the 2008 Annual Meeting of Stockholders, David B. Elsbree, Patrick J. Melampy and Robert G. Ory continued their terms as Class III Directors serving until the 2009 Annual Meeting of Stockholders and Andre D. Ory continued his term as a Class I Director serving until the 2010 Annual Meeting of Stockholders. Effective May 20, 2008, Sonja Hoel Perkins, a Class I Director, resigned from her services with the board and all board committees.

        Proposal No. 2—The ratification of the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2008.

For	Against	Abstain
56,420,340	36,854	2,401

Item 5.    Other Information.

        None

Item 6.    Exhibits.

        The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-134683)).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Current Report of Form 8-K filed on December 11, 2007 (File No. 001-33041)).
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC. (Registrant)
Date: August 8, 2008	By:	/s/ Andrew D. Ory Andrew D. Ory Chief Executive Officer and President (Principal Executive Officer)
Date: August 8, 2008	By:	/s/ Keith Seidman Keith Seidman Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)