Form 10-Q
period 2008-09-30
ACME PACKET INC
filed 2008-11-10
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2008: 55,270,048

ACME PACKET, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements (unaudited)

ACME PACKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$127,037	$136,420
Accounts receivable, net of allowance of $910 and $574, respectively	27,211	29,998
Inventory	8,961	5,784
Deferred tax asset	1,346	1,346
Other current assets	3,489	2,095
Total current assets	168,044	175,643
Property and equipment, net	6,444	7,343
Restricted cash	333	333
Deferred tax asset	3,242	3,242
Other assets	161	14
Total assets	$178,224	$186,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,877	$4,659
Accrued expenses and other current liabilities	9,823	8,510
Deferred revenue	14,788	9,974
Total current liabilities	29,488	23,143
Deferred rent	143	265
Contingencies (Note 14)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized - 5,000,000 shares; Issued and outstanding- 0 shares	—	—
Common stock, $0.001 par value:
Authorized – 150,000,000 shares; Issued 61,279,034 and 60,429,772 shares at September 30, 2008 and December 31, 2007, respectively	61	60
Treasury stock, at cost – 4,879,944 shares at September 30, 2008	(29,326)	—
Additional paid-in capital	149,837	142,974
Retained earnings	28,021	20,133
Total stockholders’ equity	148,593	163,167
Total liabilities and stockholders’ equity	$178,224	$186,575

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product	$22,318	$24,680	$68,786	$68,743
Maintenance, support and service	6,118	4,883	16,991	12,935
Total revenue	28,436	29,563	85,777	81,678

Cost of revenue (1):
Product	4,750	4,971	13,776	13,564
Maintenance, support and service	1,056	839	3,520	3,027
Total cost of revenue	5,806	5,810	17,296	16,591

Gross profit	22,630	23,753	68,481	65,087

Operating expenses (1):
Sales and marketing	11,264	9,087	32,862	25,194
Research and development	5,865	5,306	16,847	14,465
General and administrative	2,824	2,810	8,499	7,961
Total operating expenses	19,953	17,203	58,208	47,620

Income from operations	2,677	6,550	10,273	17,467

Other income (expense):
Interest income, net	719	1,647	2,792	4,811
Other income (expense)	7	(17)	(12)	(27)
Total other income, net	726	1,630	2,780	4,784

Income before provision for income taxes	3,403	8,180	13,053	22,251
Provision for income taxes	1,369	2,685	5,165	7,847

Net income	$2,034	$5,495	$7,888	$14,404

Net income per share (Note 11):
Basic	$0.03	$0.09	$0.13	$0.24
Diluted	$0.03	$0.08	$0.12	$0.22

Weighted average number of common shares used in the calculation of net income per share:
Basic	58,120,027	59,770,922	59,568,054	59,111,526
Diluted	62,282,852	65,962,761	64,275,760	66,017,417

(1)        Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$116	$64	$329	$176
Cost of maintenance, support, and service revenue	122	102	301	260
Sales and marketing	967	639	2,732	1,589
Research and development	639	595	1,409	1,387
General and administrative	174	292	560	773

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$7,888	$14,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,114	3,624
Provision for doubtful accounts	525	37
Excess tax benefit from exercise of stock options	(864)	(3,286)
Stock-based compensation expense	5,331	4,185
Change in operating assets and liabilities:
Accounts receivable	2,262	(10,081)
Inventory	(3,177)	1,352
Other current assets	(1,541)	376
Accounts payable	218	(2,155)
Accrued expenses and other current liabilities	2,055	2
Deferred revenue	4,814	(213)
Net cash provided by operating activities	21,625	8,245

Investing activities:
Purchases of property and equipment	(3,215)	(4,129)
Increase in other assets	—	146
Net cash used in investing activities	(3,215)	(3,983)

Financing activities:
Proceeds from exercise of stock options	670	1,414
Repurchase of common stock	(29,327)	(7)
Excess tax benefit from the exercise of stock options	864	3,392
Net cash (used in) provided by financing activities	(27,793)	4,799

Net (decrease) increase in cash and cash equivalents	(9,383)	9,061
Cash and cash equivalents at beginning of period	136,420	118,714

Cash and cash equivalents at end of period	$127,037	$127,775

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

Basis of Presentation

         The accompanying interim condensed consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.  The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

          As of September 30, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  The adoption of these new standards did not have a significant effect on the Company’s financial statements.

2. Significant Estimates and Assumptions

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingent assets and liabilities.  Management evaluates these estimates and assumptions on an ongoing basis.  Significant estimates and assumptions relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, expensing and capitalization of research and development costs for software, stock-based compensation expense, warranty allowances, and the recoverability of the Company’s net deferred tax asset.

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

        In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

•      Persuasive evidence of an arrangement exists. The Company considers a noncancelable agreement signed by the Company and the customer to be representative of persuasive evidence of an arrangement.

•      Delivery has occurred. The Company considers delivery to have occurred when the product has been delivered to the customer and no significant post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of the Company’s agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered elements. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

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

•      Collection of the related accounts receivable is deemed probable. The Company conducts a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon the Company’s evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

        A substantial amount of the Company’s sales involve multiple element arrangements, such as products, maintenance, professional services and training. When arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence (VSOE) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.

        Maintenance, support and service revenue include sales of maintenance and other services, including professional services, training and reimbursable travel.

        Maintenance and support services include telephone support, return and repair services, unspecified rights to product upgrades and enhancements, and are recognized ratably over the term of the service period, which is generally 12 months. Maintenance and support revenue is generally deferred until the related product has been accepted and all other revenue recognition criteria have been met.

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

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as service revenue and the associated cost as cost of service revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue totaled approximately $15 and $11 for the three months ended September 30, 2008 and 2007, respectively.  Reimbursed shipping and handling costs, included in service revenue and costs of service revenue totaled approximately $79 and $42 for the nine months ended September 30, 2008 and 2007, respectively.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included approximately $142 and $175 of out-of-pocket expenses in service revenue and cost of service revenue for the three months ended September 30, 2008 and 2007, respectively.   The Company included approximately $353 and $478 of out-of-pocket expenses in service revenue and cost of service revenue in the nine months ended September 30, 2008 and 2007, respectively.

4. Cash and Cash Equivalents and Restricted Cash

        Cash equivalents consist of highly liquid investments with original maturities of 90 days or less and do not contain any restrictions. Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	September 30, 2008	December 31, 2007
Cash	$3,600	$5,838
Money market funds	123,437	130,582
Total cash and cash equivalents	$127,037	$136,420

        As of September 30, 2008 and December 31, 2007, the Company had restricted cash in the amount of $333 as collateral related to its facility leases. The Company’s restrictions with respect to this amount expire in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.

5. Inventory

        Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market, and consists primarily of finished products.

        The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is reduced to its estimated net realizable value based on historical usage and expected demand. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products, and technical obsolescence of products.

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

6. Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

         Property and equipment consists of the following:

	September 30, 2008	December 31, 2007

Computer hardware and software	$5,090	$4,376
Furniture and fixtures	1,529	1,521
Office and engineering equipment	6,238	5,457
Evaluation systems	10,059	8,375
Leasehold improvements	1,128	1,100
	24,044	20,829
Less accumulated depreciation and amortization	(17,600)	(13,486)
Property and equipment, net	$6,444	$7,343

        Depreciation and amortization expense was $1,491 and $1,310 for the three months ended September 30, 2008 and 2007, respectively and $4,114 and $3,624 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Customer A	16%	15%	18%	15%
Customer B	13	17	15	16
Customer C	13	*	*	14
Customer D	*	14	*	*

* Less than 10% of total revenue

        The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	September 30, 2008	December 31, 2007

Customer A	18%	10%
Customer B	17	20
Customer D	11	21

8. Product Warranties

        Substantially all of the Company’s products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of product or software covered by this warranty, the Company must repair or replace the software or hardware or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which encompass its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty allowance and adjusts the amount as necessary.  If the historical data used to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional or reduced warranty reserves may be required.

The following is a summary of changes in the amount reserved for warranty costs for the nine months ended September 30, 2008:

Balance at December 31, 2007	$268
Provision for warranty costs	181
Uses/Reductions	(139)
Balance at September 30, 2008	$310

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

        Effective with the adoption of SFAS No. 123(R), the Company uses the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The Company accounts for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  There were no stock-based awards made to non-employees in the three and nine months ended September 30, 2008 or 2007.

        As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company’s initial public offering (IPO), the Company determined the volatility for options granted in the three and nine months ended September 30, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning in January 2007. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 7.74%  for the three and nine months ended September 30, 2008 and 7.00% for the three and nine months ended September 30, 2007, respectively, in determining the expense recorded in the accompanying condensed consolidated statements of income.  The weighted-average fair values of options granted were $2.89 and $5.76 for the three months ended September 30, 2008 and 2007, respectively, and $3.25 and $8.07 for the nine months ended September 30, 2008 and 2007, respectively.  The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.87%	4.60%	3.08%	4.67%
Expected volatility	51.31%	48.00%	46.01%	58.37%
Expected life	4.75 years	4.75 years	4.75 years	5.53 years
Dividend yield	—	—	—	—

       The Company recorded stock-based compensation expense of $2,018 and $1,692 for the three months ended September 30, 2008 and 2007, respectively, and $5,331 and $4,185 for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, there was $19,698 of unrecognized compensation expense related to unvested stock awards that is expected to be recognized over a weighted-average period of 2.48 years.

        The following is a summary of the status of the Company’s stock options as of September 30, 2008 and the stock option activity for all stock option plans during the nine months ended September 30, 2008:

	Number of Shares	Exercise Price Per Share			Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2007	9,214,845	$0.20	–	18.36	$5.08
Granted	2,023,000	6.01	–	10.03	7.62
Canceled	(250,219)	0.30	–	16.86	11.49
Exercised	(850,720)	0.20	–	5.50	0.79		$6,666
Outstanding at September 30, 2008	10,136,906	$0.20	–	18.36	$5.79	6.46	$23,971
Exercisable at September 30, 2008	4,563,781	$0.20	–	18.36	$3.55	6.16	$17,040
Vested or expected to vest at September 30, 2008 (1)	9,092,724	$0.20	–	18.36	$5.63	6.43	$22,344

(1)  This represents the number of vested options as of September 30, 2008 plus the number of unvested options expected to vest as of September 30, 2008 based on the unvested options outstanding at September 30, 2008, adjusted for the estimated forfeiture rate of 7.74%.

(2)  The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2008 of $5.73 or the date of exercise, as appropriate, and the exercise price of the underlying options.

Prior to December 31, 2005, the Company issued 1,800,151 restricted shares of common stock pursuant to the Acme Packet, Inc. 2000 Equity Incentive Plan.  A summary of the status of the Company’s unvested restricted shares of common stock outstanding, issued pursuant to the plan, as of September 30, 2008 and the changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2007	67,987	$0.45
Granted	—	—
Vested	(53,884)	0.42
Forfeited	(1,458)	0.65
Unvested shares at September 30, 2008	12,645	$0.58

During the nine months ended September 30, 2008, the Company issued 179,000 restricted stock units (RSUs) to its employees at a fair value of $7.51 per share pursuant to the 2006 Equity Incentive Plan.  The RSUs granted contain time-based vesting and performance-based vesting criteria.  Of the time-based RSUs granted, 84,000 will vest over a three year period, with 50% vesting on January 1, 2010 and 50% vesting on January 1, 2011, and 47,500 will vest in three equal installments, commencing on January 1, 2009 and becoming fully vested on January 1, 2011.  The remaining 47,500 are performance-based RSUs and will vest only if certain Company growth rates are met by December 31, 2009, as determined by the Company’s Board of Directors, and the recipient remains associated with the Company at the time such determination is made.   The Company is accounting for the performance-based RSUs in accordance with SFAS No. 123(R), and has deferred all compensation cost until such time that it is probable that the performance criteria have been met.  A summary of the status of the Company’s unvested RSUs outstanding as of September, 30, 2008, and the changes during the nine months then ended, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2007	—	—
Granted	179,000	$7.51
Vested	—	—
Forfeited	—	—
Unvested RSUs at September 30, 2008	179,000	$7.51

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

11. Net Income Per Share

       The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share.   A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Weighted-average shares of common stock outstanding	58,140,609	59,880,447	59,606,438	59,258,684
Less: Weighted-average number of unvested restricted common shares outstanding	(20,582)	(109,525)	(38,384)	(147,158)
Weighted-average number of common shares used in calculating basic net income per share	58,120,027	59,770,922	59,568,054	59,111,526
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	4,133,116	6,085,761	4,650,182	6,719,793
Weighted-average number of unvested restricted common shares outstanding and restricted stock units issuable upon vesting	29,709	106,078	57,524	143,058
Weighted-average number of common shares issuable upon exercise of common stock warrant	—	—	—	43,040
Weighted-average number of common shares used in computing diluted net income per share	62,282,852	65,962,761	64,275,760	66,017,417

During the three months ended September 30, 2008 and 2007, 4,752,870 and 2,228,250 weighted average common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, respectively, as their effect would have been anti-dilutive.   During the nine months ended September 30, 2008 and 2007, 4,245,026 and 1,474,868 weighted average common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, respectively, as their effect would have been anti-dilutive.

12. Income Taxes

For the three months ended September 30, 2008 and 2007, the Company’s effective tax rates were 40% and 33%, respectively, and for the nine months ended September 30, 2008 and 2007, the Company’s effective tax rates were 40% and 35%, respectively.  Through September, 30, 2008, the Company was unable to utilize federal tax credits associated with our research and development activities.  However, as a result of the Emergency Economic Stabilization Act of 2008, these tax credits were reinstated on October 3, 2008 and will be reflected as a reduction of the provision for income taxes in the fourth quarter of 2008.  The Company currently expects to realize a recorded deferred tax asset as of September 30, 2008 of approximately $4,588. The Company’s conclusion that this asset will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize the recorded tax asset. While the realization of the Company’s net recorded deferred tax asset cannot be assured, to the extent that future taxable income against which this tax asset may be applied is not sufficient, some or all of the Company’s net recorded deferred tax asset would not be realizable.  Approximately $1,707 of the deferred tax asset recorded as of September 30, 2008 is attributable to benefits associated with stock-based compensation charges.  Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount.  However, in the future, if the underlying amounts expire with an intrinsic value less then the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

13. Stockholders’ Equity

Warrants

In connection with a previously expired capital equipment line of credit, the Company issued a warrant to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share.  Upon the closing of the Company’s IPO in October 2006, this warrant automatically converted into a warrant to purchase shares of the Company’s common stock. On April 5, 2007, the holder of the warrant exercised the outstanding warrant in a cashless exercise. As a result, the Company issued 112,571 shares of the Company’s common stock to satisfy the exercise of the warrant.

Common Stock Repurchase Program

In February 2008, the Board authorized the repurchase of up to $20,000 of the Company’s common stock over the subsequent twelve-month period.  In August 2008, the Board expanded the common stock repurchase program authorizing the repurchase of an additional $35,000 of the Company’s common stock.  The purchase of the Company’s common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

This common stock repurchase program does not obligate the Company to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time.  The common stock repurchase program will remain in effect through February 28, 2009.  As of September 30, 2008, the Company has repurchased 4,879,944 shares of its common stock for an aggregate purchase price, including applicable brokers’ fees, of $29,327.

Subsequent to September 30, 2008, and through November 5, 2008, the Company has repurchased an additional 1,373,103 shares of its common stock for an aggregate purchase price, including applicable brokers’ fees, of $6,494.

14. Contingencies

Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2008 and December 31, 2007, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

        Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

15. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	September 30,	December 31,
	2008	2007
Accrued compensation and related benefits	$5,031	$5,176
Accrued sales and use taxes	716	1,839
Accrued income taxes	247	148
Accrued warranty	310	268
Other accrued liabilities	3,519	1,079
Total	$9,823	$8,510

16. Segment Information

Geographic Data

       Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

United States and Canada	$14,940	$11,956	$42,682	$39,538
International	13,496	17,607	43,095	42,140
Total	$28,436	$29,563	$85,777	$81,678

During the three and nine months ended September 30, 2008 and 2007, no one foreign country contributed more than 10% of the Company’s total revenue.

17. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories.

Level 1 – Quoted unadjusted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

 The fair values of all the Company’s investment instruments have been valued using Level 1 inputs as described above.

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

18. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141R. SFAS No. 141R replaces the cost allocation process required by SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2009 fiscal year. Earlier adoption is prohibited.  As the Company has not completed any business combinations, SFAS No. 141R is not expected to have a material effect on its consolidated financial position and results of operations.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 was issued to improve the relevance comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except for the presentation and disclosure requirements which will be applied retrospectively.  The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

•             the effect of the worldwide markets on purchases of our products;

•             the expectations about our growth;

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

Overview

Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers and enterprises to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where Internet Protocol networks connect, known as network borders. As of September 30, 2008, more than 580 customers, consisting of both service providers and enterprises in nearly 85 countries have purchased our products. We sell our products and support services and license our software through approximately 50 distribution partners and our direct sales force.  Our distribution partners include many of the largest networking and telecommunications equipment vendors throughout the world.

Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain, Tokyo, Japan and the United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, India, Italy, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Russia, South Africa, Taiwan, Thailand and throughout the United States. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

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

        Prior to the advent of the SBC, IP network infrastructure equipment, such as softswitches, routers and data firewalls, was able to initiate and route undifferentiated data but lacked the ability to target specifically the management of interactive communication sessions. We believe that there is significant demand for SBCs that can facilitate the delivery of secure and high quality real-time interactive communications across all IP network borders. Dell’Oro Group, a market research and consulting firm specializing in networking and telecommunications, projects that worldwide revenue for SBC’s will increase from $191 million in 2007 to $970 million in 2012.

Key Financial Measures

Some of our key financial measures for the third quarter of 2008 include:

•                  Net revenues were $28.4 million for the third quarter 2008 compared to $29.6 million in the same period last year.

•                  Net income for the third quarter of 2008 was $2.0 million compared to $5.5 million in the same period last year.

•                  Net income per share was $0.03 on a diluted basis for the third quarter of 2008 compare to $0.08 per share on a diluted basis in the same period last year.

The Acme Packet Strategy

        Principal elements of our strategy include:

•                  Continuing to satisfy the evolving border requirements of large service providers, enterprises and contact centers.  Our numerous SBC deployments in the wireline, wireless and cable networks of Tier-1 and other large service providers, as well as in large enterprises and contact centers, position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality.

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

•                  Leveraging distribution partnerships to enhance market penetration.  We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•                  Actively contributing to architecture and standards definition processes.  We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next-generation IP networks.

Factors That May Affect Future Performance

•                  Global Macroeconomic Conditions.  We believe that the capital budgets of some of our core customers – service providers and large enterprises and contact centers – may be affected by the recent uncertainly in the global financial markets.  Our ability to generate revenue from these core customers is dependent on the status of such capital budgets.  Should the current uncertainty in these global financial markets continue, our revenues could be adversely impacted.

•                  Gross Margin.   Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends in part on the mix of product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the volume and costs of manufacturing our hardware products. Customers license our software in various configurations depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase systems with lower software content, this will have a negative impact on our gross margins.

•                  Competition.  The market for SBC’s is competitive and constantly evolving. While we believe we are currently the market leader, we expect competition to persist and intensify in the future as the SBC market grows. Our primary competitors generally consist of start-up vendors, such as Newport Networks and more established network and component companies such as Audiocodes, through its acquisition of Netrake, Sonus Networks and Cisco Systems. We also compete with some of the companies with which we have distribution partnerships, such as Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support.  We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.

•                  Evolution of the SBC Market.  The market for SBCs is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers to continue to implement SBCs.

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

•                  Managing Growth. We significantly expanded our operations in 2007 and the first nine months of 2008. During the period from December 31, 2006 through September 30, 2008 we increased the number of our employees and full-time independent contractors by 50%, from 252 to 377, and we opened new sales offices in Spain and the United Kingdom. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments.  In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues.

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

        We generate maintenance, support and service revenue from (a) maintenance associated with software licenses, (b) technical support services for our product software, (c) hardware repair and maintenance services, (d) implementation, training and consulting services and (e) reimbursable travel and other out-of-pocket expenses paid to us by our customers.

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

Cost of Revenue

Cost of product revenue primarily consists of (a) payments to third party manufacturers for purchased materials and services, (b) salaries and benefits related to personnel, (c) related overhead and (d) provision for inventory obsolescence.

Cost of maintenance, support and service revenue consists primarily of (a) salaries and benefits related to professional services and technical support personnel (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses and (d) contract manufacturer services for repairs and warranty services.

Gross Profit

        Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product configurations sold, (c) new product introductions, (d) the mix of sales channels through which our products are sold, and (e) the volume and costs of manufacturing of our hardware products.

Operating Expenses

        Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. During the period from September 30, 2007 through September 30, 2008, we increased the number of our employees and full-time independent contractors by 17%, from 323 to 377. We expect to continue to hire new employees to support our growth.

        Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.  However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing and (e) other related overhead. To date, all of the costs related to our research and development efforts have been expensed as incurred. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        General and administrative expense consists primarily of (a) salaries and personnel costs related to our executive, finance, human resource and information technology organizations, (b) facilities expenses, (c) audit and legal professional fees, and (d) other related overhead. We expect general and administrative expense to continue to increase in absolute dollars for the foreseeable future as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Stock-Based Compensation

        Cost of revenue and operating expenses include stock-based compensation expense.  Effective January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of stock-based awards, including shares issued under employee stock purchase plans, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS No. 123(R) requires us to expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value.  For the three months ended September 30, 2008 and 2007, we recorded expense of $2.0 million and $1.7 million, respectively, and for the nine months ended September 30, 2008 and

2007, we recorded expense of $5.3 million and $4.2 million, respectively.  Based on stock-based awards granted during the nine months ended September 30, 2008 and fiscal years 2007 and 2006, a future expense related to unvested awards of $19.7 million is expected to be recognized over a weighted-average period of 2.48 years.

Other Income (Expense), Net

        Other income (expense) primarily consists of interest income earned on cash balances. We historically have invested our cash in money market funds. Other income (expense) also includes gains (losses) from foreign currency translation adjustments of our foreign subsidiaries. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense).

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

        In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection of the related accounts receivable to be probable. In making these judgments, we evaluate these criteria as follows:

•    Persuasive evidence of an arrangement exists.  We consider a non-cancelable agreement signed by the customer and us to be representative of persuasive evidence of an arrangement.

•    Delivery has occurred.  We consider delivery to have occurred when product has been delivered to the customer and no significant post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

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

•    Collection of the related accounts receivable is deemed probable.  We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

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

        Effective with the adoption of SFAS No. 123(R), we use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), we recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

We account for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R), and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.  There were no stock-based awards made to non-employees in the three and nine months ended September 30, 2008 or 2007.

As there was no public market for our common stock prior to October 13, 2006, the effective date of the our initial public offering, or IPO, we determined the volatility for options granted in the three and nine months ended September 30, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of our common stock beginning in January 2007.  The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our  historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 7.74% for the three and nine months ended September 30, 2008, and 7.00% for the three and nine months ended September 30, 2007, in determining the expense recorded in the accompanying condensed consolidated statements of income.  The weighted-average fair values of options granted were $2.89 and $5.76 for the three months ended September 30, 2008 and 2007, respectively and $3.25 and $8.07 for the nine months ended September 30, 2008 and 2007, respectively.  The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.87%	4.60%	3.08%	4.67%
Expected volatility	51.31%	48.00%	46.01%	58.37%
Expected life	4.75 years	4.75 years	4.75 years	5.53 years
Dividend yield	—	—	—	—

 We recorded stock-based compensation expense of $2.0 million and $1.7 million for the three months ended September 30, 2008 and 2007, respectively, and $5.3 million and $4.2 million for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, there was $19.7 million of unrecognized compensation expense related to unvested stock awards that is expected to be recognized over a weighted-average period of 2.48 years.

Allowance for Doubtful Accounts

       We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded as a reduction of revenue. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of September 30, 2008, the allowance for doubtful accounts was $910,000.

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

Product Warranties

Substantially all of our products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of hardware or software covered by this warranty, we must repair or replace the hardware or software or, if those remedies are insufficient, and at our discretion, provide a refund. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under maintenance contracts but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. We periodically assess the adequacy of the warranty allowance and adjust the amount as necessary.  If the historical data we use to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional or reduced warranty reserves may be required.

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

For the three months ended September 30, 2008 and 2007, our effective tax rates were 40% and 33%, respectively.  For the nine months ended September 30, 2008 and 2007, our effective rates were 40% and 35%, respectively.  We currently expect to realize our recorded deferred tax asset as of September 30, 2008 of approximately $4.6 million. Our conclusion that this asset will be recovered is based upon our expectation that our future earnings will provide sufficient taxable income to realize the recorded tax asset. While the realization of our net recorded deferred tax asset cannot be assured, to the extent that future taxable income against which this tax asset may be applied is not sufficient, some or all of our net recorded deferred tax asset would not be realizable.  Approximately, $1.7 million of the deferred tax asset recorded as of September 30, 2008 is attributable to benefits associated with stock-based compensation charges.  Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount.  However, in the future, if the underlying amounts expire with an intrinsic value less then the fair value of the awards on the date of grant, some or all of the benefits many not be realized.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenue

	Three Months Ended September 30,
	2008		2007		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$22,318	78%	$24,680	83%	$(2,362)	(10)%
Maintenance, support and service revenue	6,118	22	4,883	17	1,235	25

Total revenue	$28,436	100%	$29,563	100%	$(1,127)	(4)%

Revenue by Geography:
United States and Canada	$14,940	53%	$11,956	40%	$2,984	25%
International	13,496	47	17,607	60	(4,111)	(23)

Total revenue	$28,436	100%	$29,563	100%	$(1,127)	(4)%

Revenue by Sales Channel:
Direct	$12,652	44%	$10,648	36%	$2,004	19%
Indirect	15,784	56	18,915	64	(3,131)	(17)

Total revenue	$28,436	100%	$29,563	100%	$(1,127)	(4)%

      The $2.4 million decrease in product revenue was primarily the result of a decrease in the number of systems sold in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  We believe that the decrease in the number of systems sold was the result of temporary delays in the purchasing decisions of our end user customers, which began in the second quarter of 2008, and is not indicative of an overall decline in the worldwide market for our products.  Direct product revenues increased $1.6 million, primarily as a result of a $2.0 million increase attributable to United States and Canadian customers, partially offset by a decrease of $400,000 in direct product revenues related to our international customers. Indirect product revenues decreased $3.9 million, as a result of a $4.3 million decrease attributable to our international customers, partially offset by an increase of $400,000 in indirect product revenues to customers in the United States and Canada.  While the decrease in the number of units shipped had an adverse effect on our product revenues in the third quarter of 2008, this decrease was partially offset by an increase in the average selling price of our systems due to changes in our product platform and software configuration mixes. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

      Maintenance, support and service revenue increased by $1.2 million primarily as a result of  the $1.5 million increase in maintenance and support fees associated with the growth in our installed product base, partially offset by a $238,000 decrease in installation, professional services and training revenue, including reimbursable travel expenses, primarily driven by the timing of our installation services.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2008		2007		Period-to-Period Change
		Percentage		Percentage
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$4,750	21%	$4,971	20%	$(221)	(4)%
Maintenance, support and service	1,056	17	839	17	217	26

Total cost of revenue	$5,806	20%	$5,810	20%	$(4)	—%

Gross Profit:
Product	$17,568	79%	$19,709	80%	$(2,141)	(11)%
Maintenance, support and service	5,062	83	4,044	83	1,018	25

Total gross profit	$22,630	80%	$23,753	80%	$(1,123)	(5)%

The $221,000 decrease in cost of product revenue was attributable to the decrease in the number of systems sold during the three months ended September  30, 2008, partially offset by  an increase in salaries, benefits and overhead of $75,000, associated with an increase in manufacturing personnel and activity and an increase in stock-based compensation charges of $51,000.

The $217,000 increase in cost of maintenance, support and service revenue was due to increased costs associated with our warranty and repair programs of $133,000, as well as higher salaries, benefits and overhead, including stock based compensation, of $45,000, associated with increases in support and training personnel.

Product gross margin decreased 1 percentage point, primarily due to a decrease in the number of systems sold during the three months ended September 30, 2008, which resulted in manufacturing and other indirect costs being absorbed by a lower product volume base.  The increase in the average selling price of our systems as a result of the changes in product platform and configuration mixes as noted above was also a positive factor.

Gross margin on maintenance, support and service revenue remained constant. The increase in maintenance, support and service revenue associated with the growth in our installed product base was offset by a corresponding increase in costs.

We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent for the foreseeable future.

Operating Expenses

	Three Months Ended September 30,
	2008		2007		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$11,264	39%	$9,087	31%	$2,177	24%
Research and development	5,865	21	5,306	18	559	11
General and administrative	2,824	10	2,810	9	14	1

Total operating expenses	$19,953	70%	$17,203	58%	$2,750	16%

Of the $2.2 million increase in sales and marketing expense, (a) $1.3 million was attributable to higher salaries, commissions and benefits associated with a 24% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis,  (b) $328,000 was attributable to an increase in stock-based compensation expense, (c) $249,000 was attributable to increased expenditures associated with marketing programs, including trade shows, (d) $101,000 was attributable to increased depreciation and amortization expense and (e) the balance was primarily attributable to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.   However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

Research and development expense increased by $559,000 as a result of a $636,000 increase attributable to higher salaries and benefits associated with a 12% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing and a $148,000 increase in depreciation and amortization expense.  These increases were partially offset by a decrease in outside services of $185,000 and professional search fees of $46,000.  The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

The $14,000 increase in general and administrative expense was attributable to an increase in corporate fees and taxes, an increase of $92,000 for third party services, and an increase in utilities expense of $34,000.  These increases were partially offset by a $118,000 decrease in stock-based compensation expense, a $97,000 decrease in salaries and related benefits, and a $74,000 decrease in audit and legal fees associated with being a publicly traded company.  The remainder of the difference was related to a net increase in other miscellaneous general and administrative expenses.  We expect general and administrative expense to continue to increase in absolute dollars  as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Three Months Ended September 30,
	2008		2007		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$2,677	9%	$6,550	22%	$(3,873)	(59)%
Interest income, net	719	3	1,647	6	(928)	(56)
Other income/(expense)	7	—	(17)	—	24	(141)
Income before provision for income taxes	3,403	12	8,180	28	(4,777)	(58)
Provision for income taxes	1,369	5	2,685	9	(1,316)	(49)
Net income	$2,034	7%	$5,495	19%	$(3,461)	(63)%

Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income reflected lower average interest rates in the three months ended September 30, 2008, partially offset by higher average cash balances generated by operating activities.

Other expense consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and expenses.

Provision for Income Taxes

For the three months ended September 30, 2008 and 2007, our effective tax rates were 40% and 33%, respectively.   The lower effective rate in 2007 was related to the utilization of federal tax credits associated with our research and development activities. These tax credits were not available to us through September 30, 2008.  However, as a result of the Emergency Economic Stabilization Act of 2008, these tax credits were reinstated on October 3, 2008 and will be reflected as a reduction of our provision for income taxes in the fourth quarter of 2008.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenue

	Nine Months Ended September 30,
	2008		2007		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$68,786	80%	$68,743	84%	$43	—%
Maintenance, support and service revenue	16,991	20	12,935	16	4,056	31

Total revenue	$85,777	100%	$81,678	100%	$4,099	5%

Revenue by Geography:
United States and Canada	$42,682	50%	$39,538	48%	$3,144	8%
International	43,095	50	42,140	52	955	2

Total revenue	$85,777	100%	$81,678	100%	$4,099	5%

Revenue by Sales Channel:
Direct	$34,637	40%	$34,047	42%	$590	2%
Indirect	51,140	60	47,631	58	3,509	7

Total revenue	$85,777	100%	$81,678	100%	$4,099	5%

The $43,000 increase in product revenue was primarily the result of an increase in the average selling price of our systems due to changes in our product software configuration mix and an increase in the level of software license upgrades, partially offset by a decrease in the number of systems sold in the nine months ended September 30, 2008. We believe that the decrease in the number of systems sold was the result of temporary delays in the purchasing decisions of our end user customers which began in the second quarter of 2008, and is not indicative of an overall decline in the worldwide market for our products.  Indirect product revenues increased $377,000, primarily as a result of a $539,000 increase attributable to our United States and Canadian customers, partially offset by a decrease of $162,000 attributable to our international customers. Direct product revenues decreased $334,000, due to a $1.1 million decrease attributable to our international customers, partially offset by an increase of $783,000 attributable to our customers in the United States and Canada.  The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

The $4.1 million increase in maintenance, support and service revenue was attributable to a $3.7 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, a $315,000 increase in installation, professional services and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2008		2007		Period-to-Period Change
		Percentage		Percentage
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$13,776	20%	$13,564	20%	$212	2%
Maintenance, support and service	3,520	21	3,027	23	493	16

Total cost of revenue	$17,296	20%	$16,591	20%	$705	4%

Gross Profit:
Product	$55,010	80%	$55,179	80%	$(169)	—%
Maintenance, support and service	13,471	79	9,908	77	3,563	36

Total gross profit	$68,481	80%	$65,087	80%	$3,394	5%

The $212,000 increase in cost of product revenue was attributable to an increase in salaries, benefits and overhead, including stock-based compensation charges of $520,000 associated with an increase in manufacturing personnel and activity, partially offset by the decrease in the number of systems sold during the nine months ended September 30, 2008.

The $493,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead, including stock-based compensation expense of $291,000 associated with increases in support and training personnel partially offset by decreased costs of $54,000 associated with our warranty and repair programs.

Product gross margin remained consistent.  The slight increase in our product revenue resulting from an increase in the level of software license upgrades, partially offset by a decrease in the number of units sold, corresponded with an increase in manufacturing costs resulting in consistant margin for the nine months ended September 30, 2008 and 2007. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to continue to realize reduced per system costs because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

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

Operating Expenses

	Nine Months Ended September 30,
	2008		2007		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$32,862	38%	$25,194	31%	$7,668	30%
Research and development	16,847	20	14,465	17	2,382	16
General and administrative	8,499	10	7,961	10	538	7

Total operating expenses	$58,208	68%	$47,620	58%	$10,588	22%

Of the $7.7 million increase in sales and marketing expense, (a) $4.8 million was attributable to higher salaries, commissions and benefits associated with a 24% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $1.1million was attributable to an increase in stock-based compensation expense, (c) $468,000 was attributable to increased expenditures associated with marketing programs, including trade shows (d) $410,000 was attributable to increased travel and related expenditures, (e) $346,000 was attributable to increased depreciation and amortization expense, (f) $164,000 was attributable to increased facility costs and telephone expenses and (g) the balance was primarily attributable to increased  overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.   However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

Research and development expense increased by $2.4 million as a result of a  $2.7 million increase attributable to higher salaries and benefits associated with a 12% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, and a $141,000 increase attributable to an increase in depreciation expense. These increases were partially offset by decreases in outside services of $263,000 and professional search fees of $182,000 as well as a decrease in other operating expenses. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

The $538,000 increase in general and administrative expense was the result of (a) $281,000 attributable to increased audit and legal fees associated with being a publicly traded company, (b) $192,000 attributable to increased outside services, (c) $173,000 attributable to higher salaries and benefits related to an 8% increase in general and administrative headcount, and (d) $129,000 attributable to fees related to our search for a new chief financial officer. These increases were partially offset by a $213,000 reduction in stock-based compensation expense and a net decrease in other miscellaneous general and administrative expenses. We expect general and administrative expense to continue to increase in absolute dollars  as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Nine Months Ended September 30,
	2008		2007		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$10,273	12%	$17,467	21%	$(7,194)	(41)%
Interest income, net	2,792	3	4,811	6	(2,019)	(42)
Other expense	(12)	—	(27)	—	15	(56)
Income before provision for income taxes	13,053	15	22,251	27	(9,198)	(41)
Provision for income taxes	5,165	6	7,847	10	(2,682)	(34)
Net income	$7,888	9%	$14,404	18%	$(6,516)	(45)%

Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income reflected lower average interest rates for the nine months ended September 30, 2008 partially offset by higher average cash balances as a result of increased cash from operating activities.

Other expense consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and expenses.

Provision for Income Taxes

For the nine months ended September 30, 2008 and 2007, our effective tax rates were 40% and 35%, respectively.  The lower effective rate in 2007 was related to the utilization of federal tax credits associated with our research and development activities.  These tax credits were not available to us through September 30, 2008.  However, as a result of the Emergency Economic Stabilization Act of 2008, these tax credits were reinstated on October 3, 2008 and will be reflected as a reduction of our provision for income taxes in the fourth quarter of 2008.

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

Key measures of our liquidity are as follows:

	As of and for the Nine Months Ended September 30, 2008	As of and for the Year Ended December 31, 2007
	(in thousands)
Cash and cash equivalents	$127,037	$136,420
Accounts receivable, net	27,211	29,998
Working capital	138,556	152,500
Cash provided by operating activities	21,625	16,403
Cash (used in) provided by financing activities	(27,793)	6,619

        Cash and cash equivalents.    Our cash and cash equivalents at September 30, 2008 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $333,000 at September 30, 2008 and December 31, 2007, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters facilities in Burlington, Massachusetts, and our office facility in Madrid, Spain.

        Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and related invoicing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) ninety days. DSO was 86 days at September 30, 2008 and December 31, 2007.

        Operating activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for doubtful accounts, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2008 was $21.6 million and consisted of $7.9 million of net income, non-cash adjustments of $9.1 million (consisting primarily of $5.3 million of stock-based compensation expense, $4.1 million of depreciation and amortization, and $525,000 of provisions for doubtful accounts, partially offset by $864,000 of excess tax benefits from the exercise of stock options), and $4.6 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $4.8 million increase in deferred revenue primarily related to an increase in deferred maintenance contracts received from customers, a $2.3 million reduction in accounts receivable, reflecting  lower net revenues in the three months ended September 30, 2008 compared to the three months ended December 31, 2007, and an increase of $2.3 million in accounts payable and accrued expenses, partially offset by a $3.2 million increase in inventory and a  $1.5 million increase in other current assets reflecting estimated income tax payments.

      Equity financing activities.  Net cash used in financing activities included $29.3 million related to the repurchase of 4,879,944 shares of our common stock, inclusive of brokers’ fees.  In February 2008, the Board authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period.  In August 2008, the Board expanded the common stock repurchase program by authorizing the repurchase of an additional $35.0 million of our common stock.  The repurchase of our common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws. This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time.  During the period from October 1, 2008 through November 5, 2008, we repurchased an additional 1,373,103 shares of our common stock at a total price of $6.5 million, inclusive of brokers’ fees. In addition, we received proceeds from the exercise of common stock options in the amount of $670,000 during the nine months ended September 30, 2008.

        We believe our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

Requirements

        Capital expenditures.    We have made capital expenditures primarily for equipment to support product development, evaluation systems for customer sales opportunities, and other general purposes to support our growth. Our capital expenditures totaled $3.2 million in the nine months ended September 30, 2008. We expect to spend an additional $1.0 million in capital expenditures in the remainder of fiscal 2008, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.

        Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters facilities in Burlington, Massachusetts and our office facilities in Madrid Spain. The following table sets forth our commitments to settle contractual obligations in cash after September 30, 2008:

	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases as of September 30, 2008	$2,424	$1,331	$1,093	$—	$—

        Off-Balance-Sheet Arrangements

        As of September 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the condensed consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of September 30, 2008, our foreign exchange exposure would have fluctuated by less than $10,000.

Interest Rate Risk

        At September 30, 2008, we had unrestricted cash and cash equivalents totaling $127.0 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.    Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 1A.        Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K, some of which are updated below.  These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these  factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 16 of this Quarterly Report on Form 10-Q.

Risks Relating to Our Business

General business and economic conditions could reduce our sales and profitability.

          If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.  Economic conditions worldwide have from time to time contributed to slowdowns in the communications industries and networking industries at large.  Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future economic weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network expansion could have a material adverse effect on demand for our products and consequently on our results of operations and stock price.  Our ability to generate revenue is dependant upon the capital budgets of our core customers.  If these economic conditions persist, these capital budgets and, consequently, our revenues could be adversely affected.  In addition, if the general business and economic conditions were to further decline, we could experience additional increases in our provisions for doubtful accounts.

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may each account for 10% or more of our revenue. For example, two such customers accounted for 33% of our revenue in the nine months ended September 30, 2008, and four such customers accounted for 56% of our total revenue in fiscal year 2007. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

As of September 30, 2008, we had approximately 50 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue. Revenue derived through distribution partners accounted for 60% of our total revenue in the nine months ended September 30, 2008 and 61% of our total revenue in fiscal year 2007. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase SBCs from our competitors rather than from us. Under our contracts with our distribution partners, our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and other delivery terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

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

        We significantly expanded our operations in 2007 and the first nine months of 2008. For example, during the period from December 31, 2006 through September 30, 2008, we increased the number of our employees and full-time independent contractors by 50%, from 252 to 377, and we opened new sales offices in Spain and the United Kingdom. In addition, our total operating expenses for the year ended December 31, 2007 increased by 53% as compared to the fiscal year ended December 31, 2006, and for the nine months ended September 30, 2008 were 22% higher than for the nine months ended September 30, 2007. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

        We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our founders, Andrew D. Ory, who is also our President and Chief Executive Officer, and Patrick MeLampy, who is also our Chief Technology Officer. Neither of these officers is a party to an employment agreement with us, and either of them therefore may terminate employment with us at any time with no advance notice. The replacement of either of these two officers likely would involve significant time and costs, and the loss of either of these officers may significantly delay or prevent the achievement of our business objectives.  In addition, we recently appointed a new Chief Financial Officer, effective September 18, 2008, which may have an impact on our ability to execute our business strategy.

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

This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through February 28, 2009. Between July 1, 2008 and September 30, 2008, we repurchased 4,006,884 shares of our common stock for an aggregate purchase price, including applicable brokers’ fees, of $22.6 million.

The following table sets forth our purchases of equity securities for the three months ended September 30, 2008:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2008 - July 31, 2008	1,718,800	$4.89	1,718,800	$4,883
August 1, 2008 - August 31, 2008	385,451	6.04	385,451	37,553
September 1, 2008 – September 30, 2008	1,902,633	6.24	1,902,633	25,674
Total	4,006,884		4,006,884

(1)    Includes applicable brokers’ fees and commissions

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683)).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on December 11, 2007 (File No. 001-33041)).
10.1

Letter Agreement dated as of August 29, 2008 between the Registrant and Peter J. Minihane (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2008 (File No. 0001-33041)).

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

ACME PACKET, INC (Registrant)

	By:	/s/ Andrew D. Ory
Date: November 10, 2008		Andrew D. Ory Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Peter J. Minihane
Peter J. Minihane Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)