Form 10-K
period 2008-12-31
ACME PACKET INC
filed 2009-03-13
CIK 1130258

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock as reported on the NASDAQ Global Market on June 30, 2008, was $332,100,623. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         54,787,900 shares of the registrant's common stock were outstanding as of March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  the effect of the current global economic conditions, including recent developments in the worldwide financial markets on purchases of our products;

  •
  the expectations about our growth;

  •
  the benefit of our products, services, or programs;

  •
  the advantages of our technology as compared to that of others;

  •
  our ability to establish and maintain relationships with key partners and contract manufactures;

  •
  our ability to establish and maintain intellectual property rights;

  •
  our ability to retain and hire necessary employees and appropriately staff our operations;

  •
  the spending of our proceeds from our initial public offering;

  •
  our expectations regarding the realization of recorded deferred tax assets; and

  •
  our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, difficulties in attracting and retaining customers, difficulties in meeting customer needs through our development activities, difficulties leveraging market opportunities, poor product sales, long sales cycles, difficulties in developing new products, difficulties in our relationships with vendors and partners, risks associated with international operations, difficulty in managing rapid growth and increased competition, and those factors we discuss in this Annual Report on Form 10-K under the caption "Risk Factors" and the risks discussed in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K other than as required by law. You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. These risk factors are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance.

PART I

Item 1.    Business

Overview

        Acme Packet, Inc. enables the delivery of trusted, first class interactive communications—voice, video and multimedia sessions—and data services across IP network borders. Our Net-Net family of session border controllers, multiservice security gateways and session routing proxies supports multiple applications in service provider, large enterprise and contact center networks—from VoIP trunking to unified communications to hosted enterprise and residential services to fixed-mobile convergence. They satisfy critical security, service assurance and regulatory requirements in wireline, cable and wireless networks; and support multiple protocols—SIP, H.323, MGCP/NCS, H.248 and real time streaming protocol, or RTSP—and multiple border points—interconnect, access and data center.

        We are the world's leading provider of session border controllers, or SBCs, that enable service providers, enterprises and contact centers to deliver secure and high quality interactive communications across defined border points where Internet Protocol networks connect, known as network borders. Service providers include wireline, wireless, cable and Internet telephony service providers. The Internet Protocol, or IP, is a standardized method of transmitting information, such as interactive communications, from one device, such as a personal computer, server, IP telephone and personal digital advisor, to another device over any type of physical private or public network, including the Internet. Our Net-Net products, which consist of our hardware and proprietary software, serve as a central element in unifying the separate IP networks. Our customers use our products to deliver next-generation interactive communications services, such as Voice over IP, or VoIP, with the same quality assurance and security as they historically have offered for voice services over their legacy telephone networks.

        SBCs are deployed at the borders between IP networks, such as between two service providers or between a service provider and its enterprise, residential or mobile customers as more fully described below in the sections entitled "Industry Background," "The Need for a New IP Network Element," "Our Solution" and "Our Technology." SBCs are the only network element currently capable of integrating the control of signaling messages and media flows. This capability complements the roles and functionality of routers, softswitches and data firewalls that operate within the same network. Our Net-Net products support a broad range of communications applications at multiple network border points, providing key control functions in the areas of security, service reach maximization, service level agreement assurance, revenue optimization, cost efficiency and regulatory compliance, while also supporting next-generation service architectures such as IP Multimedia Subsystem, or IMS. IMS provides a blueprint for building a network capable of delivering IP-based voice, video and multimedia services to subscribers.

        We began shipping our Net-Net products in 2002. Since that time, approximately 635 customers, consisting of service providers, enterprises and contact centers in 92 countries, have purchased our products.

        We sell our products and support services through approximately 55 distribution partners and our direct sales force. Our distribution partners include many of the largest networking and IP communications equipment vendors throughout the world.

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

  •
  Media streams, which are data packets containing the actual media being exchanged; and

  •
  Media control messages, which are used to compile information to report on quality of service levels.

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

Limitations of Existing Network Elements

        Successful session-based communications require tight integration between signaling and media control. However, existing network elements such as softswitches, IP Private Branch Exchanges, or IP PBXs, unified communication servers, routers and data firewalls do not provide the control functions required for session-based communications.

  •
  Softswitches, IP PBXs and unified communication servers set-up interactive communication sessions using signaling protocols such as, Session Initiation Protocol, or SIP, H.323, Media Gateway Control Protocol, or MGCP, and H.248. There, session agents process only signaling messages while performing a variety of signaling-based functions, such as user registration, authentication, authorization and session routing based upon telephone numbers or SIP addresses. These session agents currently do not provide functions relating to, for example, media control for interactive communication sessions or protection against signaling-based denial of service and distributed denial of service, or DoS/DDoS, attacks. DoS/DDoS attacks prevent network equipment from receiving legitimate network traffic by overloading network equipment with unrequested information.

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

Our Solution

        We provide a category of network equipment called the session border controller, or SBC, to enable the delivery of secure and high quality interactive communications across multiple IP networks, including the separate IP networks that comprise wireline, wireless and cable networks. Prior to the advent of the SBC, IP network infrastructure equipment, such as those discussed above were able to initiate and route undifferentiated data, but lacked the ability to target specifically the management of interactive communications sessions. The development of the SBC, unlike many emerging networking products, was not catalyzed by standards bodies, but rather by the pragmatic needs of service providers and enterprises.

        To date, SBCs have been deployed around the world principally to deliver VoIP services, or the routing of voice conversations over both private IP networks and the public Internet. We believe that there is a significant demand for SBCs that can assure delivery of secure and high quality real-time interactive communications across all IP network borders. Infonetics Research, a market research and consulting firm specializing in networking and IP communications, projects that worldwide revenue for SBCs will increase from $211 million in 2008 to $375 million in 2013.

        SBCs are deployed at the borders of IP networks, such as between two service providers, referred to as an interconnect border, between a service provider and its enterprise, residential or mobile customers, referred to as an access borders, or between a service provider's network and a data center, referred to as a data center border. Large enterprises also deploy SBC's between their IP network and their service provider's network and between their data centers and their employees. SBCs act as the source and destination for all signaling messages and media streams entering and exiting the network. To that end, SBCs complement rather than replace existing network and service infrastructure. At all borders, SBCs sit in front of session agents and make call acceptance or rejection decisions. This function protects the session agent from both malicious signaling attacks initiated by hackers and non-malicious overloads, as well as, ensuring calls are only accepted when adequate network quality and softswitch resources are available. At many borders, SBCs sit alongside data firewalls. The data firewalls protect web and application servers and PCs from attacks while the SBC protects the session agent. SBCs augment the simple and different packet-by-packet routing decisions routers make. Unlike routers, SBCs are able to classify these flows as a single interactive communication session and make more intelligent routing decisions to use the best path across the network to ensure secure, high quality communications.

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

  •
  Revenue optimization and cost efficiency.  SBCs can help service providers increase revenues and profits by protecting against both bandwidth and quality of service theft, by routing sessions to minimize costs, and by providing accounting and related mechanisms to maximize billable sessions.

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

        Our SBCs utilize our proprietary technology to process session-based communications at network borders, and are designed to ensure that security and quality standards are met. Our key advantages include the following:

  •
  Significant experience in service provider deployments.  We have significant experience in production deployments of SBCs by large interactive communications service providers, including deployments at 29 of the top 30 and 89 of the top 100 wireline, wireless and cable service providers in the world, based on 2007 revenues. Our product functionality and quality have continually improved based on our knowledge about network challenges and complexities that we have acquired through deployments with approximately 635 customers across the globe.

  •
  Breadth of applications and standards support.  Our products are capable of processing the most widely used real-time interactive voice, video and multimedia communications sessions at wireline, wireless and cable IP network borders. We support a broad range of IP signaling protocols, such as SIP, H.323, H.248, MGCP/NCS and RTSP, transport protocols, encryption protocols, codecs, and addressing methods.

  •
  Depth of border control features.  We offer a deep set of session border control features for security, service reach maximization, service level agreement assurance, revenue optimization, cost efficiency, and regulatory compliance. In addition, our flexible product architecture facilitates rapid adoption of new control features required by emerging services, applications, business models and regulatory requirements.

  •
  Responsive service and support.  Our responsiveness to our customers' and distribution partners' new feature requirements and interoperability testing, as well as our commitment to swift problem resolution, has been critical in deploying our products.

  •
  Carrier-class platform.  Service providers and enterprises operate complex, mission-critical networks that require security protection, high degrees of reliability, availability and maintainability, scalable performance and capacity, space and power-saving hardware design and comprehensive network management. Products or platforms that satisfy these requirements are known as "carrier-class". We have designed our products to be carrier-class.

  •
  Proven interoperability.  We have demonstrated the ability of our SBCs to interoperate with key products being deployed by major vendors for next-generation services, such as softswitches, IP PBXs, application servers, media gateways, media servers, policy servers and other communications infrastructure elements.

        In addition to our SBC offerings, we leveraged the technologies employed within our SBCs to introduce two additional categories of products in 2008—multiservice security gateways and session routing proxies.

  Multiservice security gateways

        Multiservice security gateways, or MSGs, are a very specific type of IP network "border controller" used by mobile service providers. A MSG securely connects subscribers to their mobile voice and data services over the untrusted Internet and/or untrusted wireless networks. As a "gateway" they are deployed at the border between the core mobile services network and the untrusted wired Internet and/or wireless networks that use public, unlicensed spectrum such as Wi-Fi. They are "multiservice" in that they transport both voice and data services. Their "security" function authenticates mobile endpoints, secures the voice and data traffic within IPsec tunnels to ensure privacy and protect against theft, and defends against denial of service/distributed denial of service, or DoS/DDoS, attacks on the mobile service infrastructure at the TCP/IP and IPsec networking levels to deliver non-stop service.

        Used in conjunction with Wi-Fi and femtocell access points in homes and businesses, MSGs overcome the poor radio access network coverage found in many geographic areas and inside large buildings. Consequently, they may accelerate fixed-mobile substitution—whereby the wireless phone will be the only phone—for today's mobile circuited-switched time-division multiplexing, or TDM, voice and IP packet data services. This solution also reduces mobile service provider networking costs by off-loading the macro radio access network and using the "free" Internet for backhaul.

        MSGs will also help enable new revenue opportunities for our customers by delivering enhanced SIP-based applications such as video sharing, video calling, push-to-talk, home monitoring, instant messaging, multimedia collaboration, white-boarding, international toll bypass and others. We believe that SIP-based voice may eventually replace today's circuited-switched TDM basic voice service. These SIP-based services are controlled by the SBC, making the integration of SBC and MSG a natural combination.

  Session routing proxies

        Session routing proxies, or SRPs, route SIP-based voice, video, instant messaging and multimedia sessions within and between the mobile, fixed-line and transit networks of service providers. Session routing proxies address scaling problems when session routing decisions become much more complex, requiring a dynamic, real-time routing decision for each individual session for multiple sources and destinations within a network. These multiple sources and destinations are other SIP signaling elements such as session border controllers, wireless Mobile Switching Centers (MSC), IMS subscriber call control elements, CLASS 5 softswitches, Cable Modem Termination Systems (CMTS) and softswitches controlling media gateways.

        Provisioning routing information and control in each of these SIP elements are expensive and error-prone. Enabling each element to make routing decisions also increases capital costs since additional hardware processing is required by each element. The use of a SRP centralizes and consolidates routing control, reducing costs. Because the source and destination SIP signaling elements are session-stateful, a SRP can operate in a stateless or transaction-stateful mode, maximizing routing performance.

        Because the routing table size needed to support SIP-based services can be significant, session routing proxies are capable of using both internal and external routing databases. Internal routing databases best support static, localized routing decisions for up to a few million routes. Routing rules that are extremely dynamic, global or exceed a few million routes are best supported using the high-capacity, centralized external databases.

        Acme Packet's Open Session Routing (OSR) architecture features its session routing proxy using industry-standard ENUM, SIP, extensible markup language, or XML, or domain name system, or DNS, protocols to access industry-leading routing database products and services from Acme Packet's OSR partners. This solution provides significant deployment flexibility and facilitates network evolution from small to large numbers of border points and from PSTN to IP network-focused connectivity.

        We believe that these key advantages of our products and services, together with their deployment by our approximately 635 customers, make Acme Packet the leading provider of border control solutions.

Our Strategy

        Our objective is to grow our market and technology leadership in the SBC market. Principal elements of our strategy include:

  •
  Continue to satisfy the evolving border requirements of large service provides and enterprises. By continuing to work closely with Tier-1 service providers and enterprises as they deploy and scale their services, we are well-positioned to gain valuable knowledge that we can use to expand and enhance our products' features and functionality. Our experience has demonstrated that new services, applications, business models and regulatory requirements will drive the need for supporting new interfaces, protocols and control features.

  •
  Exploit new technologies to enhance product performance and scalability.  Our purpose-built hardware platforms incorporate leading edge hardware and proprietary software technology. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product families, as well as to reduce our costs.

  •
  Invest in quality and responsive support.  Our professional services team ensures that our customers successfully deploy our products and efficiently transition their subscribers to a converged IP network infrastructure. As we broaden our product offerings and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

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

  •
  Leverage distribution partnerships to enhance market penetration.  We have approximately 55 distribution partners, which provide us with access to end user customers and increase our market penetration. As we invest in training and tools for our distribution partners' sales, systems engineering and support organizations, we expect the overall effectiveness of these partnerships to increase, which will allow us to dedicate more of our resources to further penetrating the global market.

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

  •
  session routing policy;

  •
  session signaling service;

  •
  session media control;

  •
  session monitoring and reporting; and

  •
  session security service.

        Session Aware Networking is designed to enable these five elements to share information dynamically. The session routing policy element collects the information necessary to guide the session signaling service in the selection of the optimal route across multiple IP networks. The media control element moves packets in compliance with security, quality of service, bandwidth and regulatory requirements. The session monitoring and reporting element updates the routing policy element with information about actual signaling element load, bandwidth availability and route performance. The session security service element protects the SBC, service infrastructure, customer networks and sessions among users of the services and applications.

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

  •
  Number translations, which specifies how telephone numbers should be manipulated when being forwarded; and

  •
  Call limiting, which limits the number or rate of calls to prevent overloads from less valuable sources or destinations.

        Session signaling service.    This software-based element supports a broad range of signaling protocols such as SIP, H.323, MGCP/NCS and H.248. Based on information received from the session routing policy element, the signaling service element selects the best path through the network for each session. It selects the next signaling element in the network, such as user devices, softswitches, gateways and application servers that each session should visit. To initiate the session, this element signals the next device along the path. If no acceptable path is available, the signaling service rejects the initiation request. It performs network address and port translations for addresses exposed in the signaling messages for security and bridging incompatible networks, strips previous routing information to hide customers or suppliers and adds or strips codecs to ensure codec compatibility. It also determines if the media flows should be released peer-to-peer between endpoints or relayed through the media control element. For relayed sessions, it passes address information for the next signaling element in the path to the media control element. The signaling service also performs protocol repair and interworking by, for example, converting one protocol into another. Lastly, this element is able to track sessions for reporting and billing purposes.

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

        Session monitoring and reporting.    This element compiles signaling and media performance information on a per session basis. Media quality measurements may include objective network attributes, such as delay, jitter and packet loss, or subjective measurements using mean opinion score algorithms. Signaling performance information includes signaling element availability and load and call completion ratios. The reported information is used in fault and performance management and service level agreement reporting, and is input to subsequent routing and admission control policy decisions.

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

Our Products

        Our Net-Net family of products consists of the Net-Net OS software platform, the 4000 and 9000 series platforms, 4000 Advanced Telecommunications Computing Architecture blade, or ATCA blade, and EMS and SAS management applications. The brand name "Net-Net" reflects the role of these products in interconnecting IP networks for voice, video and multimedia services. Our Net-Net products serve as a central element in unifying the separate IP networks that comprise wireline, wireless and cable networks. Our products include our hardware platforms and proprietary software. They deliver high quality border control functionality, performance, capacity, scalability, availability and manageability, while allowing service providers and enterprises to deliver high-quality, secure, real-time, interactive communications.

        Our hardware and software products are designed to work in conjunction with each other. Our Net-Net OS software platform will only operate on our Net-Net hardware platforms and, accordingly, our Net-Net hardware platforms will only operate with our embedded software. Customers can purchase our products in either a standalone or high-availability configuration and can license our software in various configurations depending on customers' requirements for session capacity, feature groups and protocols.

Acme Packet Net-Net OS

        The Acme Packet Net-Net OS is our software platform that supports SBC, MSG, and SRP, configurations. It operates on the Net-Net 4000 and 9000 series platforms, and Net-Net 4000 ATCA blade. It offers rich border control functionality in terms of architectural flexibility, signaling protocol breadth, control function and feature depth, and carrier-class availability and manageability.

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

  •
  Service reach maximization.  Our products extend the reach of offered services by maximizing the different types of networks and devices supported. Critical features include: NAT traversal, which is the ability to enable communication sessions to be carried over existing data firewall and NAT devices; bridging of private and public IPv4 and IPv6 address spaces including VPNs, signaling, encryption and transport protocol interworking; transcoding; and number, address and response code translations.

  •
  Service level agreement assurance.  Our products support a number of features designed to guarantee session capacity and quality. These features include: admission control based upon signaling element load, bandwidth availability (including policy server interfaces) and observed quality of service; quality of service marking and mapping; and quality of service reporting.

  •
  Revenue optimization and cost efficiency.  Net-Net OS includes a number of features that help customers maximize revenues and minimize costs. These include protection against revenue leakage from service theft, including bandwidth policing, quality of service theft protection, accounting, session timers, least-cost routing and load balancing.

  •
  Regulatory compliance.  Our products support compliance with government-mandated regulations worldwide, including emergency services such as E-9-1-1, the Government Emergency Telecommunication Service, or GETS and lawful intercept such as CALEA in the United States.

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

  •
  Management.  Our products support a comprehensive collection of element management tools and operational support system interfaces.

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

Acme Packet Net-Net Platforms

        The Acme Packet Net-Net 4000 and 9000 series platforms and 4000 ATCA blade address a broad range of interactive communications requirements for performance, capacity and bandwidth. Each of these platforms is more fully discussed below:

  •
  Acme Packet Net-Net 4000 platform, a set of carrier-class products including the industry's most widely deployed SBC, satisfies most border requirements for performance, capacity and availability.

  •
  Acme Packet Net-Net 4000 ATCA blade, consisting of an ATCA front card and rear transition module, is designed to be easily integrated by wireless and wireline communication systems vendors into their ATCA chassis. The blade supports all Acme Packet Net-Net SBC, MSG and SRP configurations, functions and features supported by Acme Packet's Net-Net OS.

  •
  Acme Packet Net-Net 9000 platform, offers our highest levels of performance, capacity and availability in a single hardware platform. The Net-Net 9000, in SBC configurations, also supports transcoding and transrating for a wide selection of wireline and wireless codecs.

        The following table outlines the differentiating features of our hardware platforms:

	Net-Net 4000	Net-Net 4000 ATCA	Net-Net 9000
Signaling performance (relative sessions/second)	1 or 2.5	2.5	3 or 7
Media capacity with quality of service reporting (maximum number of sessions)	32,000 or 64,000	64,000	32,000 or 128,000
Transcoding capacity (maximum number of sessions)	n/a	n/a	16,000
IPsec tunnel capacity maximum (number of tunnels)	120,000 or 200,000	200,000	tbd
Local route table capacity (maximum number of routes)	1 or 2 million	2 million	1 or 2 million
Network interfaces (maximum number and type)	(4) 1 Gbps	(4) 1 Gbps	(8) 1 Gbps or (2) 10 Gbps
DoS/DDoS protection, hardware-software based	Standard	Standard	Standard
High availability configuration	Inter-system	Inter-system	Intra- or inter- system
Size of high availability configuration (rack units)	2	n/a	7

Acme Packet Net-Net EMS

        The Acme Packet Net-Net Element Management System, or Net-Net EMS, is a network element management application for our Net-Net family of products. Net-Net EMS is designed to rapidly deploy and easily manage single or multiple Net-Net SBCs. As a standalone management system, Net-Net EMS is designed to support all required configuration, fault, performance and security management functions through an easy-to-use, browser-based graphical user interface. Net-Net EMS can efficiently integrate into existing and next-generation operational support systems, through industry-standard interfaces.

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

        Training.    We offer an array of training courses to our customers covering product and solutions overview, basic and advanced configuration and administration and troubleshooting and maintenance. We present these courses monthly at our corporate and regional headquarters, and we also can deliver customized versions of the courses at customer sites.

        We had 107 employees dedicated to providing these services as of December 31, 2008. We believe our commitment to servicing our products and customers provides us with a competitive advantage by helping us to retain customers and to identify new product opportunities.

Sales and Marketing

        We market and sell our products and support services indirectly through our distribution partners and directly through our sales force. Our sales and marketing team consisted of 95 employees and full time contractors as of December 31, 2008.

        Marketing and Product Management.    In addition to building brand awareness and broadly marketing our products, our marketing team actively supports our sales process and works to influence next-generation service/application architectures and requirements globally by actively contributing to industry-related standards organizations, conferences, trades shows, publications and analyst consulting services.

        Direct Sales.    Our direct sales team, with assistance from marketing, sells directly to large, individual service providers and enterprises worldwide. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain; Tokyo, Japan and Ipswich, United Kingdom. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, Italy, Korea, Malaysia, Mexico, the Netherlands, Peru, Russia, South Africa, Thailand, and throughout the United States.

Distribution Partners

        We enter into non-exclusive distribution or reseller agreements with distribution partners around the globe to acquire new end user customers. These agreements typically have a duration of one to two years and provide for a full spectrum of sales and marketing services, implementation services, technical and training support, and warranty protection. They do not contain minimum sales requirements. We may seek to add distribution partners selectively, particularly in additional countries outside the United States, in order to complement or expand our business.

        We follow a standard contracting process with our distribution partners. The first time a distribution partner places an order for any of our products, we enter into a master agreement that contains general terms and conditions applicable to all purchases of our products. By entering into this type of distribution partner agreement with us, a distribution partner does not become obligated to order or purchase any fixed or minimum quantities of our products. Our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other applicable delivery terms that are applicable to these products. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from distribution partners have been insignificant to date.

        As of December 31, 2008, we had approximately 55 distribution partners and resellers. Our partners include many of the largest networking and telecommunications equipment vendors in the world, as well as regionally focused system and network integrators.

Customers

        Our products and services have been sold to approximately 635 end user customers in 92 countries. These end user customers consist of legal entities that have either purchased products or services directly from us or have purchased our products through one of our distribution partners. Our end customers include incumbent and competitive local exchange and long distance providers, international service providers, cable operators, Internet telephony service providers, voice application service providers, wireless service providers, enterprises, contact centers, universities and government agencies. In addition to these many different customer profiles, our customers reflect different services and applications, network types, business models and countries.

        Revenue from customers located outside the United States and Canada represented 49% of our total revenue in 2008, 52% of our total revenue in 2007 and 43% of our total revenue in 2006. The following is a list of our customers who accounted for at least 10% of our net revenue for the applicable period indicated below:

Year Ended December 31,
2008	2007	2006
Alcatel Lucent—17%	Alcatel Lucent—17%	Sprint—16%
Nokia Siemens Networks—15%	Nokia Siemens Networks—15%	Siemens—11%
Sprint—10%	Sprint—13%
Ericsson—11%

        We follow a standard contracting process with all of our direct customers. The first time a direct customer places an order for any of our products we enter into a master agreement that contains general terms and conditions applicable to all purchases or licensing of our products by such direct customer. By entering into an end-user agreement with us, a direct customer does not become obligated to order or purchase any fixed or minimum quantities of our products. Our direct customers generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other applicable delivery terms that are applicable to products.

Research and Development

        Continued investment in research and development is critical to our business. We have assembled a team of 124 engineers as of December 31, 2008, with expertise in various fields of communications and network infrastructure. Our research and development organization is responsible for designing, developing and enhancing our software products and hardware platforms, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party hardware and software products. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems. In addition, we have invested significant time and financial resources into the development of our Net-Net family of products, including our Net-Net OS software platform.

        Research and development expense totaled $22.2 million for 2008, $20.1 million for 2007 and $13.0 million for 2006.

Manufacturing

        We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 4000 series of products to Jabil Circuit, Inc. and Benchmark Electronics. We subcontract all of the manufacturing of our Net-Net 9000 series of products to Jabil Circuit, Inc. and TTM Technologies, Inc. With the exception of Benchmark Electronics, we do not have any written agreement with any of these manufacturers. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other delivery terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules. In addition, we cannot be certain or provide any assurance that our manufacturers will accept all of our purchase orders, or any of them, and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications.

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

  •
  competitive costs.

        Our primary competitors now include Cisco Systems, Genband, Ericsson and Sonus Networks. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with other market offerings. As the SBC market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including some of our distribution partners.

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

        As of December 31, 2008, we have been issued eleven U.S. patents, twenty U.S. utility patent applications are pending, as well as counterparts pending in other jurisdictions around the world. Our three registered trademarks in the United States are "Acme Packet," "Net-Net" and "Acme Packet Session Aware Networking."

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

Employees

        As of December 31, 2008, we had 381 employees and full-time independent contractors, consisting of 95 employees and full-time independent contractors engaged in sales and marketing, 124 employees engaged in engineering, 107 employees and full-time independent contractors engaged in professional support services, 28 employees engaged in manufacturing, and 27 employees engaged in finance, administration and operations. A total of 88 of those employees and full-time independent contractors were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our current employee relations to be good.

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

Risks Relating to Our Business

The worldwide economic downturn, including recent developments in the financial markets in the United States and elsewhere in the world may adversely affect our operating results and financial condition.

        As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions, such as the severe restrictions on credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in demand for our products and services. Our customers' ability to pay for our solutions may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. For example, during 2008 we had a significant increase in our allowance for doubtful accounts primarily related to the bankruptcy proceedings of one of our distribution partners. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Should these economic conditions result in our not meeting our revenue growth objectives, it may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

        Additionally, the United States recently elected a new President and other government legislators. The economic and taxing policies of the new government may have an adverse impact on our future financial results. Until the new legislative agenda is finalized and enacted, it is not possible to determine the impact of such changes, if any.

Because we derive a significant portion of our revenue from interactive communications service providers, our operating results will suffer if the interactive communications industry experiences an economic downturn.

        We derive a significant portion of our revenue from the communications industry. Our future success depends upon the continued demand for communications equipment by service providers, enterprises and contact centers. The communications industry is cyclical and reactive to general economic conditions. Economic conditions worldwide have from time to time contributed to slowdowns in the communications industries and networking industries at large. In the past, worldwide economic downturns, pricing pressures and deregulation have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings caused delays and reductions in capital and operating expenditures by our customers. These delays and reductions, in turn, have reduced demand for communications products like ours. A reoccurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in the communications industry, may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

        As of December 31, 2008, we had approximately 55 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 61% and 59% of our total revenue in 2007 and 2008, respectively, while two and three distribution partners represented 54% and 32% of our accounts receivable as of December 31, 2007 and 2008, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. For example, one of our distribution partners entered into bankruptcy proceedings in January 2009, which caused us to increase our allowance for doubtful accounts as of December 31, 2008. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase SBCs from our competitors rather than from us. Under our contracts with our distribution partners, they generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors' products or whether they devote resources to market and support our competitors' products rather than our offerings.

        Moreover, if we are unable to leverage our sales and support and services resources through our distribution partner relationships, we may need to hire and train additional qualified sales and support and services personnel. We cannot be assured, however, that we will be able to hire additional qualified sales and support and services personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales and support and services personnel, we will incur additional costs and our operating results, including our gross margin, which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

        We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, four such customers accounted for 56% of our total revenue in 2007 and three such customers accounted for 42% of our total revenue in 2008. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

        If our quarterly revenue, earnings or other operating results fall below the expectations of securities analysts or investors, the price of our common stock could decrease substantially. Our operating results can vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Generally, purchases of communications equipment by services providers, enterprises and contact centers have been unpredictable and clustered, rather than predictable and steady, they frequently build out and update their communications networks in stages. In addition, the following factors, among others, can contribute to the unpredictability of our quarterly operating results:

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

        As with other communications equipment suppliers, we may recognize a substantial portion of our revenue in a given quarter from sales booked and shipped in the last month of that quarter. As a result, a delay in customer orders is likely to result in a delay in shipments and recognition of revenue beyond the end of a given quarter. Since a relatively small number of customers may account for a substantial portion of our revenue in any quarter, any such delay in an order from a customer may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Our dependence on outside contractors for critical manufacturing services could result in product delivery delays and damage our customer relations.

        We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 4000 series of products to Jabil Circuit, Inc. and Benchmark Electronics. We subcontract all of the manufacturing of our Net-Net 9000 series of products to Jabil Circuit, Inc. and TTM Technologies, Inc. With the exception of Benchmark Electronics, we do not have any written agreement with any of these manufacturers. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules. As a result of the recent global financial market conditions, it is possible that any of our outside contractors could experience interruptions in production, cease operations or alter our current arrangements. If this were to occur, it could adversely affect our business. In addition, we cannot be certain or provide any assurance that our manufacturers will accept any or all of our purchase orders and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Certain component parts used in the manufacture of our products are sourced from single or limited sources. If our contract manufacturers are unable to obtain these components on a timely basis, we will not be able to meet our customers' product delivery requirements, which could harm our reputation and adversely affect our operating results.

        Certain key components used in the manufacture of our products are sourced from single or, in some cases, limited sources. For example, the third parties that we hire to manufacture our products, or contract manufacturers, purchase through electronics distributors various types of network processors, traffic managers, microprocessors and network search engines. Specifically, Applied Micro Circuits Corporation, Broadcom Corporation, Freescale Semiconductor, Inc., Integrated Device Technology, Inc., Marvell Semiconductor, Inc., Mindspeed Technologies, Inc. and Netlogic Microsystems, Inc., are presently the sole sources for particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. We have entered into arrangements under which electronics distributors have agreed to establish and maintain at least three months' inventory of certain key components, and, at the request of our contract manufacturers, to supply all or a portion of the key components held pursuant to this arrangement to our contract manufacturers for use in the manufacture of our products. Our contractual arrangements with the electronics distributors do not provide for these electronics distributors to enter into any contract with any component manufacturer to guarantee the supply of these key components. Our contract manufacturers provide forecasts to the electronics distributors of their requirements of the key components. These electronics distributors use the forecasts to source these key components from time to time, to the extent that the key components are available from the applicable component manufacturers, with the objective of maintaining at all times at least three months' supply of the key components available for delivery to our contract manufacturers. When our contract manufacturers require certain key components for use in the manufacture of our products, we direct them to issue purchase orders to the applicable electronics distributor and, if the applicable electronics distributor has the requested quantities of these key components available, it will accept the purchase order issued by our contract manufacturers and supply the quantities of the key components covered by the purchase order. Despite these arrangements, we cannot be certain or provide any assurance that the component manufacturers will accept any or all of the purchase orders, issued by the electronics distributors and agree to supply any or all of the quantities requested. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months' supply of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of the key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers' requirements. Additionally, if our contract manufacturers underestimate our component requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. In light of the recent downturn in the global economic conditions, there is also the risk that these electronics distributers could experience interruptions in production, case operations, or alter our current arrangements. Also our suppliers may:

  •
  enter into exclusive arrangements with our competitors;

  •
  be acquired by our competitors;

  •
  stop selling their products or components to us at commercially reasonable prices;

  •
  refuse to sell their products or components to us at any price; or

  •
  be unable to obtain or have difficulty obtaining components for their products from their suppliers.

        If our supply of any key components is disrupted, we may be unable to deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, injury to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and we may experience difficulties or delays in the manufacturing of our products. For example, we have customized some of our hardware products to accommodate the design of some key components, and the loss of the sole supplier of a key customized component could require that we redesign related components to accommodate replacement components. Any failure to meet our customers' delivery requirements could harm our reputation and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

If the market for our products does not continue to develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

        Despite introducing two additional categories of products in 2008, the MSG and the SRP, we derive, and expect to continue to derive, a significant amount of our revenue from providing SBCs. The market for SBCs is relatively new and still evolving, and it is uncertain whether these products will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of interactive communications service providers to continue to implement SBCs.

        Some service providers or enterprises may be reluctant or unwilling to implement SBCs for a number of reasons, including failure to perceive the need for improved quality and security of interactive communications across IP borders and lack of knowledge about the potential benefits that SBCs may provide. Even if service providers or enterprises recognize the need for improved quality and security of interactive communications across IP borders, they may not select SBCs such as ours because they choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our SBCs.

        If service providers or enterprises do not perceive the benefits of SBCs, the SBC market may not continue to develop or may develop more slowly than we expect, either of which would adversely affect our revenue. Because the market for SBCs is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that could result in decreased revenues and increased cost of sales.

        Many of our customers are large interactive communications service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features and require penalties for performance obligations, such as delivery, outages and response time. As we seek to sell more products to large service providers, we may be required to agree to additional performance-based terms and conditions, which may affect the timing of revenue recognition and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

If functionality similar to that offered by our SBCs is added to existing network infrastructure elements, organizations may decide against adding our SBCs to their network which would cause the market for standalone SBC systems to decrease resulting in fewer customers for and decreased sales of standalone SBC systems.

        Other providers of network infrastructure elements are offering or proposing to offer functionality aimed at addressing the problems addressed by our products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our products in infrastructure elements that are already generally accepted as necessary components of network architecture may cause the market not to grow as predicted, which would have an adverse effect on our ability to market and sell certain of our products. Furthermore, even if the functionality offered by other network infrastructure elements is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding additional equipment from an additional vendor, which could also have a material adverse effect on the market for standalone SBC systems. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure elements, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization's existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only a single line of products and may have fewer financial resources than some of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, the revenue derived from our products may prove smaller than predicted which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

If the migration to IP network architecture for real-time interactive communications does not continue, the SBC market may not expand as predicted, and our ability to obtain new customers may decrease.

        We derive our revenue by providing SBCs to interactive communications service providers seeking to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers' networks to a single IP network architecture. The migration of voice traffic from the PSTN to IP networks is in its early stages, and the continued migration to IP networks depends on a number of factors outside of our control. Among other things, existing networks include switches and other equipment that may have estimated useful lives of twenty years or more and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay the migration to IP networks include service providers' concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products such as ours that are designed to migrate interactive communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, the SBC market may not expand as predicted, if at all, and we will not be able to gain new customers. In addition, even if there is a successful migration to an IP network for interactive communications, new unforeseen technologies may render the SBC unnecessary. As a result, our revenues would decrease which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

If we do not timely deliver new and enhanced products that respond to customer requirements and technological changes, interactive communications service providers may not buy our products and our revenue may decline.

        To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to, customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. For example, our most recent product introduction, the Net-Net 4500 series, may not adequately respond to new customer demands, and, therefore, demand for our products may decrease or may fail to increase to the extent contemplated by our business plan. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be adversely affected, and we may lose current and prospective customers which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

        The market for SBCs is characterized by rapid technological change, frequent new product introductions and evolving industry requirements. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements. The introduction of new products by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete. If our products become technologically obsolete, customers may purchase solutions from our competitors and we may be unable to sell our products in the marketplace and generate revenue which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

The long and variable sales and deployment cycles for our products may cause our operating results to vary materially, which could result in a significant unexpected revenue shortfall in any given quarter.

        Our products have lengthy sales cycles, which typically extend from six to twelve months and may take up to two years. A customer's decision to purchase our products often involves a significant commitment of its resources and a product evaluation and qualification process that can vary significantly in length. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and the type of network in which our product will be utilized. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether the customer decides to make a purchase.

        Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely among customers. The length of a customer's deployment period may directly affect the timing of any subsequent purchase of additional products by that customer.

        As a result of the lengthy and uncertain sales and deployment cycles for our products, it is difficult for us to predict the timing in which our customers may purchase additional products or features from us, and our operating results may vary significantly from quarter to quarter, which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

If our products do not interoperate with our customers' existing networks, the demand for our products will decrease.

        Our products must interface with our customers' existing networks, each of which may have different specifications. An unanticipated lack of interoperability may result in significant support and repair costs and harm our relations with customers. If our products do not interoperate with those of our customers' networks, installations could be delayed or orders for our products could be cancelled, which would result in loss of customers which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.

        In 2008, 49% of our revenue was attributable to our international customers and we plan to expand our international operations in the future. The success of our business may depend, in part, on our ability to expand into international markets. Any expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. We have employees in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Russia, South Africa, Spain, Taiwan, Thailand and the United Kingdom. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products or otherwise may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Among the risks we believe are most likely to affect us are:

  •
  our ability to comply with differing technical standards and certification requirements outside the United States;

  •
  costs of staffing and managing international operations;

  •
  substantially longer payment terms and greater difficulty in collecting accounts receivable;

  •
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

        Although relatively new, the market for SBCs is competitive and continually evolving. We expect competition to persist and intensify in the future as the SBC market grows and new and existing competitors devote considerable resources to introducing and enhancing products. Our primary competitors include Cisco Systems and Genband, through its acquisition of NextPoint Networks. In addition, we compete with some of the companies with which we have distribution partnerships, such as Sonus Networks and Ericsson. We compete on the basis of customer traction and experience in interactive communications service provider networks, breadth of applications and standards support, depth of border control features, demonstrated ability of products to interoperate with key communications infrastructure elements, comprehensive service support, and price.

        Networking and telecommunications equipment suppliers without competitive solutions today may introduce solutions in the future, either through internal development or acquisition. For example, in 2007 Cisco Systems introduced its Unified Border Element. These additional competitors may include some of our distribution partners. Any new entrant would be likely to devote significant sales and marketing resources to establish its position in the SBC market and may be willing to price its products at a discount or bundle its products with other equipment or services in an attempt to rapidly gain market share. New product introductions or new market entrants could cause service providers to delay purchase decisions or reopen bidding processes. If new product enhancements and introductions are superior to ours, and we are unable to make comparable enhancements to our products, our competitive advantage would be compromised which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows

        We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Our competitors may have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. These competitors may be in a position to respond more quickly than we do to new or emerging technologies or changes in customer requirements or may foresee the course of market developments more accurately than we do. As a result, we may experience price reductions for our products, order cancellations and increased expenses which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our revenue growth may be constrained by our product concentration and lack of revenue diversification.

        We have derived all of our revenue to date from sales of our SBCs, and we expect that our SBCs will account for substantially all of our revenue for the foreseeable future. Continued market acceptance of these products is critical to our future success. As a result, our consolidated financial position, results of operations, or cash flows may be materially adversely affected by:

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

        While we have generated net income of $28.9 million in 2006, $19.6 million in 2007 and $11.6 million in 2008, we have incurred significant losses in several fiscal years following our inception, which included net losses of $7.5 million in 2003, $7.0 million in 2004 and $35,000 in 2005. We expect to continue to incur significant sales and marketing, product development, administrative, and other expenses. We have only a limited operating history on which you can base your evaluation of our business, including our ability to increase our revenue. We commenced operations in August 2000 and began recognizing revenue in 2003. We will need to generate significant revenue to maintain profitability, and we cannot be sure that we will remain profitable for any period of time. If we are unable to remain profitable, the market price of our common stock may decrease and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

        Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of, or lapses in, the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our consolidated financial position, operating results, or cash flows.

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

        For example, we recognize our product software license revenue in accordance with AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, and related amendments and interpretations contained in SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in future changes in our revenue recognition accounting policies that may have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the future we may have to defer recognition for license fees due to several factors, including whether a transaction involves:

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

        Additionally, in December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. We have selected the Black-Scholes option-pricing model for valuing our awards and are recognizing compensation costs on a straight-line basis over our awards' vesting periods. We adopted SFAS No. 123(R) on January 1, 2006, and recognized stock-based compensation expense of $7.4 million, $6.1 million and $867,000 in 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $17.4 million of unrecognized stock-based compensation expense related to unvested stock option awards that is expected to be recognized in future periods.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to expand our business.

        We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our founders, Andrew D. Ory, who is also our President and Chief Executive Officer, and Patrick MeLampy, who is also our Chief Technology Officer. Neither of these officers is a party to an employment agreement with us, and either of them therefore may terminate employment with us at any time with no advance notice. The replacement of either of these two officers likely would involve significant time and costs, and the loss of either of these officers may significantly delay or prevent the achievement of our business objectives. In addition, we recently appointed Peter J. Minihane as Chief Financial Officer, effective September 18, 2008, which may have an impact on our ability to execute our business strategy.

        We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. For example, our competitors may be able attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and service our products at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and as a result, our ability to compete effectively in the SBC market would decrease, which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

        We significantly expanded our operations during 2006, 2007 and 2008. For example, during the period from December 31, 2006 through December 31, 2008, we increased the number of our employees and full-time independent contractors by 51%, from 252 to 381, and we opened sales offices in Spain, Korea and the United Kingdom. In addition, our total operating expenses increased by 59% in 2006, 53% in 2007 and 18% in 2008. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the present macroeconomic crisis, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

        We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which would damage our reputation and brand and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our ability to compete and the success of our business could be jeopardized if we are unable to protect our intellectual property adequately.

        Our success depends to a degree upon the protection of our software, hardware designs and other proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, distribution partners, consultants and customers to protect our intellectual property rights. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in international countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, it might be able to manufacture similarly designed and equipped SBCs at a reduced cost, which would result in a decrease in demand for our products. Furthermore, we have adopted a strategy of seeking limited patent protection both in the United States and in international countries with respect to the technologies used in or relating to our products. Others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. In addition, if we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive, even if we were to prevail and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Claims by other parties that we infringe upon their proprietary technology could force us to redesign our products or to incur significant costs.

        We may become involved in litigation as a result of allegations that we infringe upon intellectual property rights of others. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves, and possibly our customers, distribution partners or contract manufacturers, against the alleged infringement. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

  •
  stop selling, incorporating or using our products that use the challenged intellectual property;

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

  •
  redesign those products that use any allegedly infringing technology;

  •
  pay any damages for past shipments; or

  •
  refund deposits and other amounts.

        Any lawsuits regarding intellectual property rights, regardless of their success, could be time-consuming, expensive to resolve, would divert our management's time and attention and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Compliance with regulations and standards applicable to our products may be time consuming, difficult and costly, and if we fail to comply, our product sales will decrease.

        In order to achieve and maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission, Underwriters Laboratories and others.

        As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this will increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. User uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

        Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations affecting IP networks could materially adversely affect the market for our products. In addition, the convergence of the PSTN and IP networks could become subject to governmental regulation, including the imposition of access fees or other tariffs, that adversely affects the market for services and equipment, including our products, for interactive communications across IP networks. User uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products or address any regulatory changes may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are subject to environmental and occupational health and safety regulations that may increase our costs of operations or limit our activities.

        We are subject to environmental and occupational health and safety regulations relating to matters such as reductions in the use of harmful substances, comprehensive risk management in manufacturing activities and final products, the use of lead-free soldering, and the recycling of products and packaging materials. The European Parliament and the Counsel of the European Union have published directives on waste electrical and electronic equipment and on the restriction of the use of certain hazardous substances in electrical and electronic equipment. These directives generally require electronics producers to bear the cost of collection, treatment, recovery and safe disposal of past and future products from end-users and to ensure that new electrical and electronic equipment does not contain specified hazardous substances. While the cost of these directives to us cannot be determined before regulations are adopted in individual member states of the European Union, it may be substantial and may divert resources, which could detract from our ability to develop new products. We may not be able to comply in all cases with applicable environmental and other regulations, and if we do not, we may incur remediation costs or we may not be able to offer our products for sale in certain countries, which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

  •
  a loss of, or delay in, revenue recognition;

  •
  a loss of customers and market share;

  •
  a failure to attract new customers or achieve market acceptance for our products;

  •
  increased service, support and warranty costs and a diversion of development resources; and

  •
  costly and time-consuming legal actions by our customers and injury to our reputation.

        Any of these results may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Product liability claims related to our customers' networks could result in substantial costs.

        Our products are critical to the business operations of our customers. If one of our products fails, interactive communications service provider may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any product liability claims, whether or not successful, could seriously damage our reputation and our business. In addition, if an actual or perceived breach of network security occurs in the network of one of our customers, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We may undertake acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

        Our business and our customer base have been built through organic growth. While we do not have any present plans to acquire businesses, technologies or services, we may enter into such arrangements in the future in order to expand our capabilities, enter new markets, or increase our market share. We do not have any experience in completing an acquisition. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may require us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management's attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

  •
  develop new products; or

  •
  respond to competitive pressures.

        Any additional capital raised through the sale of equity may dilute the ownership percentage of our existing stockholders. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

        The following factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly:

  •
  worldwide economic conditions;

  •
  loss or bankruptcy of any of our major customers, distribution partners or suppliers;

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

Certain of our directors, executive officers and one principal stockholder own a significant amount of our common stock and could exercise substantial corporate control.

        Certain of our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, approximately 32% of our outstanding shares of common stock based on the number of shares outstanding as of December 31, 2008. In addition, one of our principal stockholders beneficially owns approximately 25% of our outstanding shares of common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. These persons, acting together, may have the ability to control the management and affairs of our company. Some of these stockholders also may have interests different than, or adverse from, our other stockholders. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by:

  •
  delaying, deferring or preventing a change in control of our company;

  •
  impeding a merger, amalgamation, consolidation, takeover or other business combination involving our company; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

        In addition, sales or other dispositions of our shares by our principal stockholders may depress our stock price. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could result in a decrease in the market price of our stock.

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

Item 1B.    Unresolved Staff Comments

        We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before December 31, 2008 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

Item 2.    Properties

        We lease approximately 72,000 square feet of office space in Burlington, Massachusetts pursuant to leases that expire in June 2010. We also maintain sales offices in Madrid, Spain; Seoul, Korea; Tokyo, Japan and Ipswich, United Kingdom. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add additional facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

        We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. The software and communications infrastructure industries are characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights, as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the three months ended December 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

        Our common stock has been quoted on the Nasdaq Global Market under the symbol "APKT" since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our common stock.

        The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market.

	High	Low
2007
First Quarter	$21.43	$13.73
Second Quarter	$15.02	$11.10
Third Quarter	$16.00	$10.25
Fourth Quarter	$16.59	$10.81
2008
First Quarter	$12.81	$6.85
Second Quarter	$10.09	$7.72
Third Quarter	$8.00	$4.05
Fourth Quarter	$5.72	$2.83

        The last reported sale price for our common stock on the Nasdaq Global Market was $4.18 per share on March 9, 2009.

Dividend Policy

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any cash flow to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, and other factors the board deems relevant.

        In February 2008, our board of directors authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period. In August 2008, our board of directors expanded the common stock repurchase program by authorizing the repurchase of an additional $35.0 million of our common stock, for an aggregate of $55.0 million. The purchase of our common stock was executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which permitted shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

        This common stock repurchase program did not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may have been suspended or discontinued at any time. The common stock repurchase program expired February 28, 2009. Under the program, we repurchased 6,756,680 shares of our common stock for an aggregate purchase price, including applicable brokers' fees, of $37.5 million.

Stockholders

        As of February 28, 2009, 2009, there were approximately 124 registered stockholders of record of our common stock.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between October 13, 2006 (the date of our initial public offering) and December 31, 2008, with the cumulative total return of (i) the Nasdaq Telecommunications Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on October 13, 2006 in our common stock, the Nasdaq Telecommunications Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 13, 2006 of $15.91 per share as the initial value of our common stock.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from FactSet Research Systems, Inc., a financial data provider and a source believed to be reliable. FactSet Research Systems, Inc. is not responsible for any errors or omissions in such information.

	10/13/06	12/31/2007	3/31/08	6/30/2008	9/30/2008	12/31/2008
Acme Packet	100.0	79.1	50.2	48.8	36.2	33.6
Nasdaq Composite Index	100.0	112.5	96.7	97.3	88.7	66.9
Nasdaq Telecommunications Index	100.0	116.2	103.5	105.2	91.0	66.3

Sales of Unregistered Securities

        None.

Use of Proceeds from Public Offering of Common Stock

        In October 2006, we completed an initial public offering, or IPO, of our common stock pursuant to a registration statement on Form S-1 (Registration No. 333-134683) which the SEC declared effective on October 12, 2006. In connection with the IPO, we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, and another additional 3.5 million shares of our common stock were sold by our selling stockholders. The offering did not terminate until after the sale of all of the shares registered in the registration statement. All of the shares of common stock registered pursuant to the registration statement, including the shares sold by the selling shareholders, were sold at a price to the public of $9.50 per share. The managing underwriters were Goldman, Sachs & Co., JPMorgan, Credit Suisse and Think Equity Partners LLC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        In February 2008, our board of directors authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period. In August 2008, our board of directors expanded the common stock repurchase program by authorizing the repurchase of an additional $35.0 million of our common stock for an aggregate of $55.0 million. The purchase of our common stock was executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which permitted shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

        This common stock repurchase program did not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may have been suspended or discontinued at any time. The common stock repurchase program expired on February 28, 2009. Through February 28, 2009, we repurchased 6,756,860 shares of our common stock for an aggregate purchase price, including applicable brokers' fees, of $37.5 million pursuant to this stock repurchase program.

        The following table sets forth our purchases of equity securities for the three months ended December 31, 2008:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2008 - October 31, 2008	1,253,103	$4.73	1,253,103	$19,749
November 1, 2008 - November 30, 2008	279,200	4.40	279,200	18,522
December 1, 2008 - December 31, 2008	344,433	3.03	344,433	17,478

Total	1,876,736		1,876,736

(1)
Includes applicable brokers' fees and commissions

Item 6.    Selected Consolidated Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and related notes, and the other financial information included in this Annual Report on Form 10-K.

        We derived the consolidated financial data for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2005 and 2004 and as of December 31, 2006, 2005 and 2004 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Product	$91,277	$94,906	$71,810	$31,080	$14,641
Maintenance, support and service	25,081	18,146	12,260	5,040	1,352

Total revenue	116,358	113,052	84,070	36,120	15,993

Cost of revenue:
Product	19,234	18,281	14,624	8,026	5,212
Maintenance, support and service	4,710	4,062	2,951	1,201	583

Total cost of revenue	23,944	22,343	17,575	9,227	5,795

Gross profit	92,414	90,709	66,495	26,893	10,198

Operating expenses:
Sales and marketing	44,044	35,387	23,759	14,969	8,558
Research and development	22,235	20,058	12,988	8,705	5,552
General and administrative	11,927	10,732	6,566	3,602	2,341
Lease abandonment	—	—	—	—	848

Total operating expenses	78,206	66,177	43,313	27,276	17,299

Income (loss) from operations	14,208	24,532	23,182	(383)	(7,101)
Total other income, net	2,979	6,369	2,239	348	144

Income (loss) before provision for (benefit from) income taxes	17,187	30,901	25,421	(35)	(6,957)
Provision for (benefit from) income taxes	5,615	11,340	(3,443)	—	—

Net income (loss)	$11,572	$19,561	$28,864	$(35)	$(6,957)

Net income (loss) per share applicable to common stockholders:
Basic(1)	$0.20	$0.33	$0.57	$0.00	$(0.47)
Diluted(1)	$0.18	$0.30	$0.50	$0.00	$(0.47)
Weighted average number of common shares used in net income (loss) per share calculation:
Basic(1)	58,463,410	59,385,082	50,437,801	15,240,890	14,732,597
Diluted(1)	62,920,268	66,016,411	57,418,796	15,240,890	14,732,597

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$125,723	$136,420	$118,714	$15,369	$16,748
Working capital(2)	136,006	153,479	123,299	14,005	15,169
Total assets(2)	174,010	184,174	153,305	30,121	25,807
Indebtedness	—	—	—	—	210
Convertible preferred stock	—	—	—	33	33
Total stockholders' equity	146,811	163,167	130,937	17,723	17,634

(1)
For information regarding the computation of per share amounts, refer to note 2 of the notes to our consolidated financial statements, included in this Annual Report on Form 10-K.

(2)
Certain amounts totaling $2.4 million, $618,000, $278,000 and $95,000 related to advance billings for maintenance contract renewals previously recorded as an increase to "accounts receivable" and "deferred revenue" in the consolidated balance sheets as of December 31, 2007, 2006, 2005 and 2004, respectively, have been reclassified in order to conform to the current year presentation. These amounts have been removed from both account balances because as of those dates, no amounts were collected from the customer and neither party has completed its obligations pursuant to the arrangement. This reclassification had no impact on previously reported results of operations or cash flows from operations.

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

  •
  the effect of the worldwide markets and related economic crisis on purchases of our products;

  •
  the expectations about our growth;

  •
  the benefit of our products, services, or programs;

  •
  our ability to establish and maintain relationships with key partners and contract manufactures;

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

  •
  our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, difficulties in attracting and retaining customers, difficulties in meeting customer needs through our development activities, difficulties leveraging market opportunities, the worldwide economic crisis, poor product sales, long sales cycles, difficulties developing new products, difficulties in our relationships with vendors and partners, risks associated with international operations, difficulty in managing rapid growth and increased competition, and those factors we discuss in this Annual Report on Form 10K under the caption "Risk Factors." You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. These risk factors are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance.

Overview

        Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers and enterprises to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where Internet Protocol, or IP networks connect, known as network borders. As of December 31, 2008, more than 635 end users in 92 countries have deployed our products. We sell our products and support services through our direct sales force and approximately 55 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

        Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain; Seoul, Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, India, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Russia, South Africa, Taiwan, and Thailand and throughout the United States. In the short-term we expect to selectively add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

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

        Prior to the advent of the SBC, IP network infrastructure equipment, such as softswitches, routers and data firewalls, was able to initiate and route undifferentiated data but lacked the ability to target specifically the management of interactive communication sessions. We believe that there is significant demand for SBCs that can facilitate the delivery of secure and high quality real-time interactive communications across all IP network borders. Infonetics Research, a market research and consulting firm specializing in networking and IP communications, projects that worldwide revenue for SBCs will increase from $211 million in 2008 to $375 million in 2013.

        We see rapidly emerging opportunities for our solutions within large enterprises, contact centers, and wireless service providers. We believe that Enterprise IP telephony (IPT) is now mainstream, and that unified communications (UC)—or the integration of interactive voice, video, messaging and collaboration applications over IP—will soon follow. Both are critical components of enterprise IT strategies to improve business agility, increase employee efficiency and responsiveness, build customer satisfaction and loyalty, and reduce overhead costs. We believe that these components are indispensable tools for success in a newly-competitive global marketplace. The full-scale deployment of enterprise IPT has revealed deficiencies in network and security infrastructure originally deployed for data. Consequently, we believe that enterprises will likely be adding further controls to their IPT/UC infrastructure to improve its security, extend its application reach, meet service level commitments, optimize capital and operating costs, and comply with relevant commercial and government regulations. Enterprises are deploying SBCs to successfully deliver network security, availability, and performance as well as to achieve control over the four key borders within their IPT/UC infrastructure—IP trunking, private network, Internet, and hosted services interconnect borders. We believe that the majority of large enterprises today having already deployed IP PBXs are about to rapidly embrace SIP trunking to reduce costs and set the foundation for enabling end-to-end IP UC.

        Within today's modern contact center, the migration of voice services from TDM to IP is now well underway. This migration is essential to the contact center's strategic goals: meeting customers' growing service expectations, achieving ever-higher performance and quality metrics, improving agent retention rates, growing revenues and reducing capital and operating costs. However, existing network and security infrastructure that was originally deployed for TDM voice services and data applications have demonstrated deficiencies for IP interactive communications. We believe that contact center strategists are deploying SBCs to assert control over the four critical IP network borders found in most contact centers: its connections to IP trunking service providers, to managed private IP networks, to the public Internet, and to virtual contact center locations. With SBCs to reinforce these borders in five key functional areas—security, application reach, SLA assurance, cost optimization, and regulatory compliance—contact centers can successfully and safely navigate the transition to an IP infrastructure. Our early customers within this market have included the contact center operations of our Tier 1 service providers throughout North America, Europe, as well as Central and Latin America.

Key Financial Measures

        Some of our key financial measures for 2008 include:

  •
  Net revenues were $116.4 million for 2008 compared to $113.1 million in 2007;

  •
  Net income for 2008 was $11.6 million compared to $19.6 million in 2007;

  •
  Net income per share was $0.18 on a diluted basis for 2008 compared to $0.30 per share on a diluted basis in 2007; and

  •
  Cash flow from operating activities was $28.7 million for 2008 compared to $16.4 million in 2007.

The Acme Packet Strategy

        Principal elements of our strategy include:

  •
  Continuing to satisfy the evolving border requirements of large service providers, enterprises and contact centers. Our SBC deployments in the wireline, wireless and cable networks of Tier-1 and other large service providers, as well as in enterprises and contact centers, position us to gain valuable knowledge that we can use to expand and enhance our products' features and functionality.

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

Factors That May Affect Future Performance

  •
  Global Macroeconomic Conditions.  We believe that the capital budgets of some of our core customers—service providers and enterprises and contact centers—may be affected by the current worldwide economic downturn, including uncertainly in the global financial markets. For example, during 2008 we had a significant increase in our allowance for doubtful accounts primarily related to the bankruptcy proceedings of one of our distribution partners. Our ability to generate revenue from these core customers is dependent on the status of such capital budgets. Should the current uncertainty in these areas continue, our revenues could be adversely impacted.

  •
  Gross Margin.  Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends in part on the mix of product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the volume and costs of manufacturing our hardware products and related support services. Customers license our software in various configurations depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase systems with lower software content, this will have a negative impact on our gross margins.

  •
  Competition.  The market for SBCs is competitive and constantly evolving. While we believe we are currently the market leader, we expect competition to persist and intensify in the future as the SBC market grows. Our primary competitors generally consist of start-up vendors, such as Genband, and more established network and component companies such as Cisco Systems. We also compete with some of the companies with which we have distribution partnerships, such as Sonus Networks and Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with other market offerings. As the SBC market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including other distribution partners.

    Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to attempt to increase our revenue and market share.

  •
  Evolution of the SBC Market.  The market for SBCs is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers to continue to implement SBCs.

  •
  Research and Development.  To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely, manner to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for SBCs is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position.

  •
  Managing Growth.  We significantly expanded our operations in 2008 and 2007. During the period from December 31, 2006 through December 31, 2008 we increased the number of our employees and full-time independent contractors by 51%, from 252 to 381, and we opened new sales offices in Spain, Korea and the United Kingdom. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues.

Revenue

        We derive product revenue from the sale of our Net-Net hardware and the licensing of our Net-Net software. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. For arrangements that include customer acceptance or other material non-standard terms, we defer revenue recognition until after delivery, assuming all other criteria for revenue recognition have been met.

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

Cost of Revenue

        Cost of product revenue primarily consists of (a) payments to third party manufacturers for purchased materials and services, (b) salaries and wages and related benefits, (c) related overhead and (d) provision for inventory obsolescence.

        Cost of maintenance, support and service revenue consists primarily of (a) salaries and wages and related benefits to professional services and technical support personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, and (d) contract services for repairs and warranty services.

Gross Profit

        Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the mix between product and service revenue, (c)the average selling price of our products, which in turn depends, in part, on the mix of product configurations sold, (d) new product introductions, (e) the mix of sales channels through which our products are sold, (f) the volume and costs of manufacturing of our hardware products and (g) the costs of personnel for manufacturing support and services.

Operating Expenses

        Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. During the period from December 31, 2006 through December 31, 2008, we increased the number of our employees and full-time independent contractors by 51%, from 252 to 381. We expect to selectively hire new employees in the short-term to support our expected growth.

        Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect sales and marketing expense to modestly increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing and (e) other related overhead. To date, all of the costs related to our research and development efforts have been expensed as incurred. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to modestly increase in absolute dollars and as a percentage of total revenue for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        General and administrative expense consists primarily of (a) salaries and wages and personnel costs related to our executive, finance, human resource and information technology organizations, (b) facilities expenses, (c) accounting and legal professional fees and (d) other related overhead. We expect general and administrative expense to modestly increase in absolute dollars for the foreseeable future as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Stock-Based Compensation

        Cost of revenue and operating expenses include stock-based compensation expense. Effective January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of shared-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the years ended December 31, 2008, 2007 and 2006, we recorded expense of $7.4 million, $6.1 million and $867,000, respectively, in connection with share-based payment awards. Based on share-based awards granted in 2008, 2007 and 2006, a future expense of non-vested options of $17.4 million is expected to be recognized over a weighted-average period of 2.36 years.

Other Income (Expense), Net

        Other income (expense) primarily consists of interest income earned on cash balances. We historically have invested our cash in money market funds. Other income (expense) also includes gains (losses) from foreign currency translation adjustments of our foreign subsidiaries. The functional currency of our foreign operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are re-measured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense).

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

Revenue Recognition

        We recognize revenue in accordance with SOP 97-2, as amended by SOP 98-9, and Emerging Issues Task Force, or EITF, Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Nonsoftware Deliverables in an Arrangement Containing More-Than-Incidental Software. We have determined that the software element of our product is "more than incidental" to the products as a whole. As a result, in accordance with EITF Issue No. 03-5, we are required to recognize revenue under the guidance of SOP 97-2 and SOP 98-9.

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

  •
  Delivery has occurred.  We consider delivery to have occurred when product has been delivered to the customer and no significant post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of our agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered element. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

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

Allowance for Doubtful Accounts

        We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2008, the allowance for doubtful accounts was $1.3 million.

Stock-Based Compensation

        On January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share- Based Payment, which requires us to recognize expense related to the fair value of stock-based compensation awards. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we continue to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees to equity awards outstanding at the date of SFAS No. 123(R)'s adoption that were measured using the minimum value method.

        Effective with the adoption of SFAS No. 123(R), we elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), we recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

        As there was no public market for our common stock prior the effective date of the our IPO, we determined the volatility for options granted in 2008, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies, as well as the historical volatility of our common stock beginning January 2007. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 8.27%, 7.00%, and 11.25% for the years ended December 31, 2008, 2007 and 2006, respectively, in determining the expense recorded in the accompanying consolidated statements of income. We recorded stock-based compensation expense of $7.4 million, $6.1 million and $867,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $17.4 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.36 years.

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

Product Warranties

        Substantially all of our products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of hardware or software covered by this warranty, we must repair or replace the hardware or software or, if those remedies are insufficient, and at our discretion, provide a refund. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under maintenance contracts, but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. We periodically assess the adequacy of the warranty allowance and adjust the amount as necessary. During the years ended December 31, 2008 and 2007 we decreased our warranty allowance by $100,000 and $163,000, respectively, as a result of an analysis performed on historical data. If the historical data we use to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional or reduced warranty reserves may be required.

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

Income Taxes

        We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss, or NOL, and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies.

        We adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2008, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Revenue

	Year Ended December 31,
					Period-to-Period Change
	2008		2007
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$91,277	78%	$94,906	84%	$(3,629)	(4)%
Maintenance, support and service revenue	25,081	22	18,146	16	6,935	38

Total revenue	$116,358	100%	$113,052	100%	$3,306	3%

Revenue by Geography:
United States and Canada	$59,512	51%	$53,748	48%	$5,764	11%
International	56,846	49	59,304	52	(2,458)	(4)

Total revenue	$116,358	100%	$113,052	100%	$3,306	3%

Revenue by Sales Channel:
Direct	$47,490	41%	$43,728	39%	3,762	9%
Indirect	68,868	59	69,324	61	(456)	(1)

Total revenue	$116,358	100%	$113,052	100%	$3,306	3%

        The $3.6 million decrease in product revenue was a result of a decrease in the number of systems sold in 2008 as compared to 2007. We believe that the decrease in systems sold was the result of temporary delays in the purchasing decisions of our end user customers, which began in the second quarter of 2008, and is not indicative of an overall decline in the worldwide market for our products. Direct product revenues increased by $930,000, primarily as a result of a $2.1 million increase attributable to our United States and Canadian customers, partially offset by a decrease of $1.2 million in product revenues related to our international customers. Indirect product revenues decreased $4.6 million, with $4.2 million and $410,000 contributed by our international and United States and Canadian customers, respectively.

        While the decrease in the number of units shipped had an adverse effect on our product revenues in 2008, the decline was partially offset by an increase in the average selling price of our systems due to changes in our product software configuration mix and an increase in the level of software license upgrades. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with less software content.

        The $6.9 million increase in maintenance, support and service revenue was attributable primarily to an increase in maintenance and support fees associated with the growth in our installed product base. Installation and training revenue, including reimbursable travel expenses remained relatively unchanged in 2008 as compared to 2007.

Cost of Revenue and Gross Profit

	Year Ended December 31,
					Period-to-Period Change
	2008		2007
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$19,234	21%	$18,281	19%	$953	5%
Maintenance, support and service	4,710	19	4,062	22	648	16

Total cost of revenue	$23,944	21%	$22,343	20%	$1,601	7%

Gross Profit:
Product	$72,043	79%	$76,625	81%	$(4,582)	(6)%
Maintenance, support and service	20,371	81	14,084	78	6,287	45

Total gross profit	$92,414	79%	$90,709	80%	$1,705	2%

        The $953,000 increase in product cost of revenue was attributable to an increase of $815,000 in reserves for excess and obsolete inventory in 2008 as compared to 2007, higher salaries, benefits and overhead associated with an increase in manufacturing personnel, including an increase of $364,000 in salaries and related benefits and an increase of $173,000 in stock-based compensation expense, and an increase in the average cost of systems sold in 2008. The average cost of systems sold varies based on the product platform mix of items sold in a period. These cost increases were partially offset by the lower number of systems shipped in 2008 as compared to 2007.

        The $648,000 increase in cost of maintenance, support and service revenue was due to higher salaries, benefits and overhead associated with increases in support and training personnel, including a $444,000 increase in salaries and related benefits and a $114,000 increase in stock-based compensation expense.

        Product gross margin decreased by 2 percentage points, primarily due to a decrease in the number of units sold in 2008 as compared to 2007 which resulted in cost associated with our internal manufacturing efforts being absorbed by a lower product volume base. The increase in average cost of systems sold in 2008 due to product platform mix was also a factor. We expect our gross margin in the future to decrease, as we expect to experience increased price pressure on our products as the market for our products continues to develop and grow. We cannot predict our ability to realize reduced per system costs in the future because we cannot predict the pricing of component parts or the volume of orders to be placed in the future.

        Gross margin on maintenance, support and service revenue increased by 3 percentage points as a result of an increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs. We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit on product revenue and gross profit on maintenance, support and service revenue will each increase, but that the related gross margin will decrease slightly in the long term.

Operating Expenses

	Year Ended December 31,
					Period-to-Period Change
	2008		2007
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$44,044	38%	$35,387	31%	$8,657	24%
Research and development	22,235	19	20,058	18	2,177	11
General and administrative	11,927	10	10,732	10	1,195	11

Total operating expenses	$78,206	67%	$66,177	59%	$12,029	18%

        Of the $8.7 million increase in sales and marketing expense (a) $5.4 million was attributable to higher salaries, commissions and benefits associated with a 24% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) $1.3 million was attributable to an increase in stock-based compensation expense, (c) $800,000 was attributable to an increase depreciation expense, (d) $348,000 was attributable to an increase in travel expense resulting from the growth in the number of sales and marketing personnel and (e) the balance was attributable to increased expenses associated with expanded marketing programs, including trade shows and overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to modestly increase in absolute dollars and to increase as a percentage of total revenue for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

        Of the $2.2 million increase in research and development expense, $2.5 million was attributable to higher salaries and benefits associated with a 9% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing. The increase in research and development expense also reflected an increase in depreciation expense of $232,000 associated with our investment in equipment to support new product development. These increases were partially offset by reductions of $312,000 in outside services and $220,000 in professional search fees. The modest addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to modestly increase in absolute dollars and as a percentage of revenue for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

        Of the $1.2 million increase in general and administrative expense, (a) $1.2 million was attributable to an increase in bad debt expense, primarily reflecting the bankruptcy proceedings of one distribution partner, (b) $305,000 was attributable to increased legal, accounting and professional fees, (c) $196,000 was attributable to an increase in outside consulting services, and (d) $142,000 was attributable to our search for a new chief financial officer. These increases were partially offset by reductions of $213,000 in stock-based compensation expense, $152,000 in payment discounts offered to our customers, $123,000 in salaries and related benefits related to a decision by management not to approve annual incentive payments which was partially offset by an increase of 4% in headcount during 2008, and a net decrease in other miscellaneous general and administrative expenses. We expect general and administrative expense to continue to increase in absolute dollars for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Year Ended December 31,
					Period-to-Period Change
	2008		2007
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Income from operations	$14,208	12%	$24,532	22%	$(10,324)	(42)%
Interest income	3,225	3	6,420	6	(3,195)	(50)
Other expense	(246)	—	(51)	—	(195)	382

Income before provision for (benefit from) income taxes	17,187	15	30,901	27	(13,714)	(44)
Provision for (benefit from) income taxes	5,615	5	11,340	10	(5,725)	(50)

Net income	$11,572	10%	$19,561	17%	$(7,989)	(41)%

        The $10.3 million decrease in income from operations resulted from a $12.0 million increase in operating expenses, offset in part by a $1.7 million increase in total gross profit.

        Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income principally reflected lower average interest rates during 2008, partially offset by higher average cash balances provided by operating activities.

        Other expense primarily consisted of foreign currency translation adjustments of our foreign subsidiaries and sales consummated in foreign currencies. The increase in expense from 2007 to 2008 primarily reflects fluctuations in the value of the Euro and British Pound in 2008.

        For the year ended December 31, 2008, our effective tax rate was 33%. The lower effective tax rate in 2008 was primarily attributable to increased credits related to our research and development activities and a lower effective state tax rate.

        We currently expect to realize recorded deferred tax assets as of December 31, 2008 of approximately $7.8 million. Our conclusion that such assets will be recovered is based upon taxable income previously recorded in the carryback period and our expectation that future earnings will provide sufficient taxable income to realize recorded tax assets. While the realization of our net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient or carrybacks are eliminated, some or all of our net recorded deferred tax assets would not be realizable. Approximately $4.0 million of the deferred tax asset recorded as of December 31, 2008 is attributable to benefits associated with stock-based compensation charges. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount. However, in the future, if the underlying awards expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

Comparison of Years Ended December 31, 2007 and 2006

Revenue

	Year Ended December 31,
					Period-to-Period Change
	2007		2006
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$94,906	84%	$71,810	85%	$23,096	32%
Maintenance, support and service revenue	18,146	16	12,260	15	5,886	48

Total revenue	$113,052	100%	$84,070	100%	$28,982	34%

Revenue by Geography:
United States and Canada	$53,748	48%	$47,965	57%	$5,783	12%
International	59,304	52	36,105	43	23,199	64

Total revenue	$113,052	100%	$84,070	100%	$28,982	34%

Revenue by Sales Channel:
Direct	$43,728	39%	$43,670	52%	58	—
Indirect	69,324	61	40,400	48	28,924	72%

Total revenue	$113,052	100%	$84,070	100%	$28,982	34%

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

        An increase in the average selling price of our systems due to changes in our product software configuration mix and an increase in the level of software license upgrades also contributed to the increase in product revenue in 2007. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers' requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with less software content.

        The $5.9 million increase in maintenance, support and service revenue was attributable primarily to the $4.8 million increase in maintenance and support fees associated with the growth in our installed product base and a $1.1 million increase in installation and training revenue, including reimbursable travel expenses.

Cost of Revenue and Gross Profit

	Year Ended December 31,
					Period-to-Period Change
	2007		2006
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$18,281	19%	$14,624	20%	$3,657	25%
Maintenance, support and service	4,062	22	2,951	24	1,111	38

Total cost of revenue	$22,343	20%	$17,575	21%	$4,768	27%

Gross Profit:
Product	$76,625	81%	$57,186	80%	$19,439	34%
Maintenance, support and service	14,084	78	9,309	76	4,775	51

Total gross profit	$90,709	80%	$66,495	79%	$24,214	36%

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

Operating Expenses

	Year Ended December 31,
					Period-to-Period Change
	2007		2006
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$35,387	31%	$23,759	28%	$11,628	49%
Research and development	20,058	18	12,988	15	7,070	54
General and administrative	10,732	10	6,566	8	4,166	63

Total operating expenses	$66,177	59%	$43,313	51%	$22,864	53%

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

Operating and Other Income

	Year Ended December 31,
					Period-to-Period Change
	2007		2006
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$24,532	22%	$23,182	28%	$1,350	6%
Interest income	6,420	6	2,256	2	4,164	185
Other expense	(51)	—	(17)	—	(34)	200

Income before provision for (benefit from) income	30,901	27	25,421	30	5,480	22
Provision for (benefit from) income taxes	11,340	10	(3,443)	(4)	14,783	(429)

Net income	$19,561	17%	$28,864	34%	$(9,303)	(32)%

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

        Key measures of our liquidity are as follows:

	As of and for the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$125,723	$136,420	$118,714
Accounts receivable, net(1)	26,163	27,597	13,719
Working capital(1)	136,006	153,497	123,299
Cash provided by operating activities	28,671	16,403	26,331
Cash (used in) provided by financing activities	(35,326)	6,619	83,483

(1)
Certain amounts totaling $2.4 million and $618,000 related to advance billings for maintenance contract renewals previously recorded as an increase to "accounts receivable" and "deferred revenue" in the consolidated balance sheets as of December 31, 2007 and 2006, respectively, have been reclassified in order to conform to the current year presentation. These amounts have been removed from both account balances because as of those dates, no amounts were collected from the customer and neither party has completed its obligations pursuant to the arrangement. This reclassification had no impact on previously reported results of operations or cash flows from operations.

        Cash and cash equivalents.    Our cash and cash equivalents at December 31, 2008 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $333,000, $333,000 and $479,000 at December 31, 2008, 2007, and 2006, respectively, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters in Burlington, Massachusetts and our sales office in Madrid, Spain.

        Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) 90 days. DSO was 77 days at December 31, 2008 and 79 days at December 31, 2007. The slight decrease in DSO at December 31, 2008 was primarily attributable to the timing of shipments during the three months ended December 31, 2008.

        Operating activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, impairment losses on property and equipment, deferred income taxes, the provision for bad debts, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2008 was $28.7 million and consisted of $11.6 million of net income, non-cash adjustments of $9.8 million (consisting primarily of $5.0 million of depreciation and amortization, $7.4 million of stock-based compensation expense, $1.1 million in provisions for bad debt, and a $857,000 impairment loss on property and equipment, partially offset by $1.4 million related to the tax savings to the company from the exercise, by employees, of stock options and an increase in our deferred income taxes of $3.2 million), and $7.3 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected an increase in deferred revenue of $9.3 million, an increase of $613,000 in other current assets and a $325,000 increase in accounts receivable, reflecting an overall decrease in revenue in the fourth quarter of 2008 compared to 2007, partially offset by an increase of $1.2 million in inventory and a decrease of $1.7 million in accounts payable and accrued expenses.

        Equity financing activities.    As previously discussed, we completed an IPO of our common stock in October 2006, resulting in net proceeds of $83.2 million. In addition, we received proceeds from the issuance of restricted common stock and exercises of common stock options in the amounts of $759,000 in 2008, $1.7 million in 2007 and $213,000 in 2006.

        Net cash used in financing activities in 2008 also included $37.5 million related to the repurchase of 6,756,680 shares of our common stock, inclusive of brokers' fees. In February 2008, our board of directors authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve-month period. In August 2008, our board of directors expanded the common stock repurchase program by authorizing the repurchase of an additional $35.0 million of our common stock for an aggregate of $55.0 million. The purchase of our common stock was executed periodically as market and business conditions warranted on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which permitted shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

        This common stock repurchase program did not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program could have been suspended or discontinued at any time. The common stock repurchase program expired on February 28, 2009. We did not repurchase any shares of our common stock subsequent to December 31, 2008.

        Anticipated Cash Flows.    We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, and given the current condition of the global financial markets, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

        Income Taxes.    We currently expect to realize recorded deferred tax assets as of December 31, 2008 of $7.8 million. Our conclusion that such assets will be recovered is based upon its expectation that our future earnings will provide sufficient taxable income to realize recorded tax assets. While the realization of our net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient or carrybacks are limited, some or all of our net recorded deferred tax assets would not be realizable. Approximately $3.9 million of the deferred tax asset recorded as of December 31, 2008 is attributable to benefits associated with stock-based compensation charges. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount. However, in the future, if the underlying awards expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

        As of December 31, 2008, we had state research and development tax credits of $1.1 million of which approximately $1.0 million related to excess tax deductions has been excluded from the above table, the benefit of these credits will be realized as an increase in additional paid in capital when it results in a reduction in state taxable income in accordance with SFAS No. 123(R). These state tax credits begin to expire in 2021, and are subject to review and possible adjustment by the taxing authorities. During 2008, we both generated and utilized all of our U.S. federal research and development tax credits. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests, as defined.

        Effective January 1, 2007, we adopted the provisions of FIN 48, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At the adoption date and as of December 31, 2008 and 2007, we had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

        Interest costs related to unrecognized tax benefits and penalties, if any, are included in the provision for (benefit from) income taxes in the accompanying consolidated statements of operations. We do not have any accrued interest or penalties related to uncertain tax provisions as of December 31, 2008.

        As of December 31, 2008, all of the federal tax returns we have filed for tax years 2005 through and including 2007 remain subject to examination by tax authorities. Tax years 2005 through and including 2007 are subject to examination by the state taxing authority as of December 31, 2008. There are no income tax examinations currently in process.

Requirements

        Capital expenditures.    We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, and other general purposes to support our growth. Our capital expenditures totaled $4.0 million in 2008, $5.5 million in 2007, and $6.4 million in 2006. We are not currently party to any purchase contracts related to future capital expenditures.

        Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters in Burlington, Massachusetts and our office facilities in Madrid

Spain. The following table sets forth our commitments to settle contractual obligations in cash after December 31, 2008:

	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases obligations	$2,093	$1,342	$751	$—	$—

Off-Balance-Sheet Arrangements

        As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K as promulgated by the SEC.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141R. SFAS No. 141R replaces the cost allocation process required by SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company's 2009 fiscal year. Earlier adoption is prohibited. The adoption of SFAS No, 141R may have a significant impact on our accounting for future acquisitions.

        In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS No. 160 is not expected to have a material effect on our consolidated financial position or results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of generally accepted accounting principles in the

United States. SFAS No. 162 is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material effect on our consolidated financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of December 31, 2008, our foreign exchange exposure would have fluctuated by approximately $22,000.

Interest Rate Risk

        At December 31, 2008, we had unrestricted cash and cash equivalents totaling $125.7 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 8.    Financial Statements and Supplementary Data

ACME PACKET, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Acme Packet, Inc.

        We have audited the accompanying consolidated balance sheets of Acme Packet, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme Packet, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acme Packet, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.

Boston, Massachusetts March 11, 2009	/s/ Ernst & Young LLP

ACME PACKET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$125,723	$136,420
Accounts receivable, net of allowance of $1,281 and $574, respectively	26,163	27,597
Inventory	7,008	5,784
Deferred tax asset	1,262	1,346
Other current assets	1,362	2,095

Total current assets	161,518	173,242
Property and equipment, net	5,485	7,343
Restricted cash	333	333
Deferred tax asset	6,540	3,242
Other assets	134	14

Total assets	$174,010	$184,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,364	$4,659
Accrued expenses and other current liabilities	6,865	8,510
Deferred revenue, current portion	15,283	6,594

Total current liabilities	25,512	19,763

Deferred rent	96	265
Deferred Revenue, net of current portion	1,591	979
Commitments and contingencies (Note 6)
Stockholders' equity:
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 shares; Issued and outstanding—0 shares	—	—
Common stock, $0.001 par value:
Authorized—150,000,000 shares; Issued 61,446,077 and 60,429,772 shares at December 31, 2008 and 2007, respectively	61	60
Additional paid-in capital	152,567	142,974
Treasury stock, at cost—6,756,680 shares at December 31, 2008	(37,522)	—
Retained earnings	31,705	20,133

Total stockholders' equity	146,811	163,167

Total liabilities and stockholders' equity	$174,010	$184,174

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Product	$91,277	$94,906	$71,810
Maintenance, support and service	25,081	18,146	12,260

Total revenue	116,358	113,052	84,070

Cost of revenue(1):
Product	19,234	18,281	14,624
Maintenance, support and service	4,710	4,062	2,951

Total cost of revenue	23,944	22,343	17,575

Gross profit	92,414	90,709	66,495

Operating expenses(1):
Sales and marketing	44,044	35,387	23,759
Research and development	22,235	20,058	12,988
General and administrative	11,927	10,732	6,566

Total operating expenses	78,206	66,177	43,313

Income from operations	14,208	24,532	23,182

Other income (expense):
Interest income	3,225	6,420	2,256
Other expense	(246)	(51)	(17)

Total other income, net	2,979	6,369	2,239

Income before provision for (benefit from) income taxes	17,187	30,901	25,421
Provision for (benefit from) income taxes	5,615	11,340	(3,443)

Net income	$11,572	$19,561	$28,864

Net income per share (Note 2):
Basic	$0.20	$0.33	$0.57
Diluted	$0.18	$0.30	$0.50
Weighted average number of common shares used in the calculation of net income per share:
Basic	58,463,410	59,385,082	50,437,801
Diluted	62,920,268	66,016,411	57,418,796

(1)
Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$440	$267	$27
Cost of maintenance, support and service revenue	408	294	49
Sales and marketing	3,686	2,377	337
Research and development	2,083	2,118	296
General and administrative	781	994	158

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid-in Capital	Number of Shares	Value	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at December 31, 2005	32,190,359	$33	15,853,171	$16	$45,966	—	$—	$(28,292)	$17,723
Conversion of preferred stock in connection with the Company's initial public offering	(32,190,359)	(33)	32,190,359	33	—	—	—	—	—
Issuance of common stock in connection with the Company's initial public offering, net of issuance costs of $2,727	—	—	9,721,179	9	83,150	—	—	—	83,159
Exercise of stock options	—	—	801,276	1	212	—	—	—	213
Stock-based compensation expense	—	—	—	—	867	—	—	—	867
Tax benefit related to exercise of stock options	—	—	—	—	111	—	—	—	111
Net income	—	—	—	—	—	—	—	28,864	28,864

Balance at December 31, 2006	—	—	58,565,985	59	130,306	—	—	572	130,937
Issuance of common stock pursuant to the exercise of common stock warrants	—	—	112,571	—	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(30,208)	(1)	(7)	—	—	—	(8)
Exercise of common stock options	—	—	1,781,424	2	1,739	—	—	—	1,741
Stock-based compensation expense	—	—	—	—	6,050	—	—	—	6,050
Tax benefit related to exercise of stock options	—	—	—	—	4,886	—	—	—	4,886
Net Income	—	—	—	—	—	—	—	19,561	19,561

Balance at December 31, 2007	—	—	60,429,772	60	142,974	—	—	20,133	163,167
Repurchase of common stock	—	—	—	—	—	(6,756,680)	(37,522)	—	(37,522)
Repurchase and retirement of common stock			(1,458)	—	(1)	—	—	—	(1)
Exercise of common stock options	—	—	1,017,763	1	758	—	—	—	759
Stock-based compensation expense	—	—	—	—	7,398	—	—	—	7,398
Tax benefit related to exercise of stock options	—	—	—	—	1,438	—	—	—	1,438
Net Income	—	—	—	—	—	—	—	11,572	11,572

Balance at December 31, 2008	—	$—	61,446,077	$61	$152,567	(6,756,680)	$(37,522)	$31,705	$146,811

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net income	$11,572	$19,561	$28,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,043	4,976	3,481
Impairment of property and equipment	857	—	—
Provision for bad debts	1,109	139	343
Stock-based compensation expense	7,398	6,050	867
Deferred income taxes	(3,222)	192	(4,780)
Tax benefit related to exercise of stock options	(1,438)	(4,886)	(111)
Change in operating assets and liabilities:
Accounts receivable	325	(14,017)	(7,381)
Inventory	(1,224)	1,427	(3,930)
Other current assets	613	45	(1,103)
Accounts payable	(1,295)	(695)	2,731
Accrued expenses, other current liabilities and deferred rent	(368)	4,821	3,830
Deferred revenue	9,301	(1,210)	3,520

Net cash provided by operating activities	28,671	16,403	26,331

Investing activities
Purchases of property and equipment	(4,042)	(5,462)	(6,412)
Decrease (increase) in other assets	—	146	(57)

Net cash used in investing activities	(4,042)	(5,316)	(6,469)

Financing activities
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	—	—	83,159
Repurchase of common stock	(37,523)	(8)	—
Proceeds from exercise of stock options	759	1,741	213
Tax benefit related to exercise of stock options	1,438	4,886	111

Net cash (used in) provided by financing activities	(35,326)	6,619	83,483

Net (decrease) increase in cash and cash equivalents	(10,697)	17,706	103,345
Cash and cash equivalents at beginning of year	136,420	118,714	15,369

Cash and cash equivalents at end of year	$125,723	136,420	$118,714

Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,480	$7,641	$345

See accompanying notes.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

1. Business Description

        Acme Packet, Inc. (the Company) was incorporated in the State of Delaware on August 3, 2000. The Company provides session border controllers that enable service providers, enterprises, and contact centers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across Internet Protocol network borders. The Company is headquartered in Burlington, Massachusetts and has sales offices there, as well as in Europe, Latin America and Asia.

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

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Prior Year Financial Statement Reclassifications

        Certain amounts totaling $2,401 and $618 related to advance billings for maintenance contract renewals previously recorded as an increase to "accounts receivable" and "deferred revenue" in the consolidated balance sheets as of December 31, 2007 and 2006, respectively, have been reclassified in order to conform to the current year presentation. These amounts have been removed from both account balances because as of those dates, no amounts have been collected from the customer and neither party has completed its obligations pursuant to the arrangement. Additionally, these reclassifications had a corresponding effect to the changes in the "accounts receivable" and "deferred revenue" in the accompanying consolidated statements of cash flows for the years ended December 31, 2007 and 2006, but had no impact on the previously reported cash provided by operating activities. This reclassification had no impact on previously reported results of operations.

Cash and Cash Equivalents and Restricted Cash

        Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximate their fair market value. Cash and cash equivalents consisted of the following:

	December 31,
	2008	2007
Cash	$4,738	$5,838
Money market funds	120,985	130,582

Total cash and cash equivalents	$125,723	$136,420

        As of December 31, 2008 and 2007, the Company had restricted cash in the amount of $333 as collateral related to its facility leases. The Company's restriction with respect to this amount expires in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.

Revenue Recognition

        The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions, and the Emerging Issues Task Force (EITF) Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Nonsoftware Deliverables in an Arrangement Containing More-Than-Incidental Software. The Company has determined that the software element of its product is "more than incidental" to its products as a whole. As a result, in accordance with EITF Issue No. 03-5, the Company is required to recognize revenue under the guidance of SOP 97-2 and SOP 98-9.

        In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Professional services and training revenue is recognized as the related service has been performed.

        The Company's products and services are marketed indirectly by distribution partners and directly by the Company's sales force. Revenue generated through arrangements with distribution partners is recognized when the above criteria are met and only when the Company receives evidence that the distribution partner has an order from an end-user customer. The Company typically does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.

        In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, totaled approximately $96, $52 and $82 for the years ended December 31, 2008, 2007 and 2006, respectively.

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company included approximately $441, $641 and $516 of out-of-pocket expenses in service revenue and cost of service revenue in the years ended December 31, 2008, 2007 and 2006, respectively.

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

        Below is a summary of the changes in the Company's allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2008	$574	$1,109	$(402)	$1,281
Year ended December 31, 2007	695	139	(260)	574
Year ended December 31, 2006	433	343	(81)	695

Inventory

        Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market, and consists primarily of finished products.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset's useful life or remaining life of the lease

        Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

        Property and equipment consists of the following:

	December 31,
	2008	2007
Computer hardware and software	$5,220	$4,376
Furniture and fixtures	1,529	1,521
Office and engineering equipment	6,919	5,457
Evaluation systems	5,159	8,375
Leasehold improvements	1,128	1,100

	19,955	20,829
Less accumulated depreciation and amortization	(14,470)	(13,486)

Property and equipment, net	$5,485	$7,343

        Depreciation and amortization expense was $5,043, $4,976 and $3,481 for the years ended December 31, 2008, 2007 and 2006, respectively.

        Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. The Company recognized impairment losses on its evaluation systems and certain pieces of its engineering equipment of $857 during the year ended December 31, 2008. No other impairment losses have been recorded to date.

Financial Instruments

        Financial instruments consist of cash equivalents, restricted cash and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Off-Balance Sheet Risk

        The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other international hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any material write-offs related to receivables from individual customers or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

        The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue, as follows:

	Years Ended December 31,
	2008	2007	2006
Customer A	17%	17%	*
Customer B	15	15	11%
Customer C	10	13	16
Customer D	*	11	*

    *
    Less than 10% of total revenue.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

	December 31,
	2008	2007
Customer C	25%	*
Customer A	20	21%
Customer D	12	22
Customer B	*	11

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

        The following is a summary of changes in the amount reserved for warranty costs for the years ended December 31, 2008 and 2007:

Balance at December 31, 2006	$461
Provision	617
Uses/Reductions	(810)

Balance at December 31, 2007	268
Provision	282
Uses/Reductions	(390)

Balance at December 31, 2008	$160

Stock-Based Compensation

        At December 31, 2008, the Company had three stock-based compensation plans, which are more fully described in Note 5.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of stock-based compensation awards. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, the Company continues to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to equity awards outstanding at the date of SFAS No. 123(R)'s adoption that were measured using the minimum value method.

        Effective with the adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized stock-based compensation to be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

        As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company's IPO, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company's common stock beginning in January 2007. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company's historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rates derived from an analysis of historical data of 8.27%, 7.00% and 11.25% for the years ended December 31, 2008, 2007 and 2006, respectively, in determining the expense recorded in the accompanying consolidated statements of income. The weighted-average fair values of options granted were $3.17, $7.62 and $5.43 for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.05%	4.56%	4.79%
Expected volatility	46.56%	56.28%	81.44%
Expected life	4.76 years	5.41 years	6.25 years
Dividend yield	—	—	—

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        During the year ended December 31, 2008, the Company issued 179,000 restricted stock units (RSUs) to certain of its employees at a fair value of $7.51 per share pursuant to the 2006 Equity Incentive Plan. The RSUs granted contain time-based vesting and performance-based vesting criteria. Of the time-based RSUs granted, 131,500 will vest in three equal installments, commencing on February 12, 2009 and becoming fully vested on February 12, 2011. The remaining 47,500 are performance-based RSUs and will vest only if certain Company growth rates are met by December 31, 2009, as determined by the Company's Board of Directors, the Board, and the recipient remains associated with the Company at the time such determination is made. The Company is accounting for the performance-based RSUs in accordance with SFAS No. 123(R), and has deferred all compensation cost until such time that it is probable that the performance criteria will be met.

        The Company recorded stock-based compensation expense of $7,398, $6,050 and $867 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31 2008, there was $17,444 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.36 years.

        See Note 5 for a summary of the stock option and restricted stock unit activity under the Company's stock-based compensation plans for the year ended December 31, 2008.

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

Net Income Per Share

        The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Through December 31, 2006, the Company calculated net income per share in accordance with SFAS No. 128, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the "two-class" method of calculating earnings per share as originally prescribed in SFAS No. 128. EITF Issue No. 03-6 provides guidance on how to determine whether a security should be

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

considered a "participating security" for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company determined that its convertible preferred stock represented a participating security and therefore adopted the provisions of EITF Issue No. 03-6 for all periods prior to December 31, 2006.

        Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company's charter and then to common stockholders based on ownership interests. Diluted net income per share gives effect to all potentially dilutive securities, including stock options, using the treasury stock method. For the year ended December 31, 2006, the Company used the if-converted method to compute net income per share as the effect was more dilutive than the two-class method.

        Commencing on January 1, 2007, EITF Issue No. 03-6 no longer applied due to the conversion of all shares of convertible preferred stock outstanding into shares of the Company's common stock, upon the completion of the Company's IPO.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The calculation of basic and diluted net income per share is as follows:

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net income, as reported	$11,572	$19,561	$28,864

Denominator:
Weighted-average number of shares of common stock	58,493,883	59,516,103	50,734,071
Less: Weighted-average number of unvested restricted common shares outstanding	(30,473)	(131,021)	(296,270)

Weighted-average number of common shares used in calculating basic net income per common share	58,463,410	59,385,082	50,437,801
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	4,408,953	6,471,886	6,559,725
Weighted-average number of unvested restricted common shares outstanding	30,473	127,251	296,270
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	17,432	—	—
Weighted-average number of common shares issuable upon exercise of common stock warrant	—	32,192	125,000

Weighted-average number of common shares used in computing diluted net income per common share	62,920,268	66,016,411	57,418,796

Net income per common share:
Basic	$0.20	$0.33	$0.57
Diluted	$0.18	$0.30	$0.50

        In the computation of diluted weighted-average shares outstanding, 4,433,175, 1,764,420 and 260,753 weighted-average common share equivalents underlying outstanding stock options have been excluded from the computation as of December 31, 2008, 2007 and 2006, respectively, as their effect would have been antidilutive.

Impairment of Long-Lived Assets

        The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets. If impairment exists, the Company would adjust the carrying value of the asset to fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

        For the years ended December 31, 2007 and 2006, the Company has not identified any impairment of its long-lived assets. For the year ended December 31, 2008, the company determined that there had been an impairment to certain of its evaluation systems which are included in property and equipment. Accordingly, the Company recognized impairment losses on its evaluation systems and certain pieces of its engineering equipment of $857 which were recorded in the accompanying consolidated statement of income for the year ended December 31, 2008

Capitalized Internal-Use Software

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

Foreign Currency Translation

        The financial statements of the Company's international subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's international subsidiaries in the United Kingdom, Japan, and Hong Kong is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are re-measured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the re-measurement of assets, liabilities, and operations of the United Kingdom, Japan, and Hong Kong subsidiaries are recorded within other income (expense) in the accompanying consolidated statements of income. During the years ended December 31, 2008, 2007 and 2006 the Company recorded foreign exchange losses of $246, $51, and $17, respectively, in other income (expense).

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2008 and 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

Advertising Expense

        Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2008, 2007, and 2006.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141R. SFAS No. 141R replaces the cost allocation process required by SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company's 2009 fiscal year. Earlier adoption is prohibited. The adoption of SFAS No. 141R may have a significant impact on the Company's accounting for future acquisitions.

        In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 was issued to improve the

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States. SFAS No. 162 is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

3. Income Taxes

        Income before the provision for (benefit from) income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
Domestic	$16,634	$30,514	$25,185
Foreign	553	387	236

Total	$17,187	$30,901	$25,421

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

3. Income Taxes (Continued)

        The provision for (benefit from) income taxes in the accompanying consolidated financial statements consists of the following:

	Years Ended December 31,
	2008	2007	2006
Current provision:
Federal	$8,162	$9,946	$1,115
State	527	1,095	159
Foreign	148	107	63

Total	$8,837	$11,148	$1,337

Deferred provision (benefit):
Federal	$(2,955)	$(204)	$(3,361)
State	(267)	396	(1,419)

Total	$(3,222)	$192	$(4,780)

Total provision (benefit):	$5,615	$11,340	$(3,443)

        A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	1.2	3.1	0.4
Permanent differences	3.1	0.6	1.4
Research and development tax credits	(4.7)	(2.2)	(2.8)
Other	(1.9)	0.2	—
Change in valuation allowance	—	—	(47.5)

Effective tax rate	32.7%	36.7%	(13.5)%

        The Company currently expects to realize recorded deferred tax assets as of December 31, 2008 of $7,802. The Company's conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company's net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient or carrybacks are limited, some or all of the Company's net recorded deferred tax assets would not be realizable. Approximately $3,943 of the deferred tax asset recorded as of December 31, 2008 is attributable to benefits associated with stock-based compensation charges. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount. However, in the future, if the underlying awards expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

3. Income Taxes (Continued)

        As of December 31, 2008, all of the federal tax returns the Company has filed for tax years 2005 through 2007 remain subject to examination by tax authorities. Tax years 2005 through 2007 are subject to examination by the state taxing authority as of December 31, 2008. There are no income tax examinations currently in process.

        The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2007 and 2008 is as follows:

	December 31,
	2008	2007
Stock-based compensation	$3,943	$1,707
Depreciation	1,371	777
Inventory and warranty reserves	1,312	863
Allowance for doubtful accounts	488	221
Accrued vacation expense	379	357
Sales tax reserve	38	272
Other temporary differences	271	391

Net deferred tax asset	$7,802	$4,588

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

        As of December 31, 2008, the Company had state research and development tax credits of $1,108 of which approximately $1,029 related to excess tax deductions has been excluded from the above table, the benefit of these credits will be realized as an increase in additional paid in capital when it results in a reduction in state taxable income in accordance with SFAS 123R. These state tax credits begin to expire in 2021, and are subject to review and possible adjustment by the taxing authorities. During 2008, the Company both generated and utilized all of its U.S. federal research and development tax credits.

        The Company's current intention is to reinvest the total amount of its unremitted earnings in the local international jurisdiction or to repatriate the earnings only when tax-effective. As such, the Company has not provided for U.S. taxes on the unremitted earnings of its international subsidiaries.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

4. Stockholders' Equity

        On October 13, 2006, the Company completed its IPO of common stock in which the Company sold and issued 9,721,179 shares of the Company's common stock, including 1,721,179 shares sold by the Company pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $9.50 per share. The Company raised a total of $92,351 in gross proceeds from the IPO, or $83,159 in net proceeds after deducting underwriting discounts and commissions of $6,475 and other estimated offering costs of approximately $2,717. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 32,190,359 shares of common stock.

Restricted Stock

        The Company has a Stock Restriction and Repurchase Agreement for key employees and consultants to the Company. Under the terms of the agreement, shares of common stock issued or sold to an employee or consultant are subject to a vesting schedule commencing on the date shares are distributed to the employee. Vesting occurs periodically at specified time intervals and specified percentages. All shares of common stock become fully vested within four years of the date of distribution. Any unvested shares are subject to repurchase at the discretion of the Company, at the initial purchase price. A summary of the status of the Company's unvested restricted shares of common stock outstanding, as of December 31, 2008 and the changes during the year then ended are as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2007	67,987	$0.45
Granted	—	—
Vested	(61,936)	0.43
Forfeited	(1,458)	0.65

Unvested shares at December 31, 2008	4,593	$0.68

Warrants

        In connection with an equipment financing in 2001, the Company issued a warrant to the lender to purchase up to 125,000 shares of Series B Preferred Stock at an exercise price of $1.39 per share. Upon completion of the Company's IPO in October 2006, these warrants automatically converted into warrants to purchase shares of the Company's common stock. On April 5, 2007, the holder of the warrant exercised all outstanding warrants in a cashless exercise. As a result, the Company issued 112,571 shares of the Company's common stock to satisfy the exercise of all remaining warrants.

Common Stock Repurchase Program

        In February 2008, the Board authorized the repurchase of up to $20,000 of the Company's common stock over the subsequent twelve-month period. In August 2008, the Board expanded the common stock repurchase program by authorizing the repurchase of an additional $35,000 of the Company's common stock for an aggregate of $55,000. The purchase of the Company's common stock was executed periodically as market and business conditions warranted on the open market, in

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

4. Stockholders' Equity (Continued)

negotiated or block trades, or under a Rule 10b5-1 plan, which permitted shares to be repurchased when the Company might otherwise be precluded for doing so under insider trading laws.

        This common stock repurchase program did not obligate the Company to repurchase any dollar amount, or number of shares of common stock, and the program could have been suspended or discontinued at any time. The common stock repurchase program remained in effect through February 28, 2009. The Company repurchased 6,756,680 shares of its common stock for an aggregate purchase price, including applicable brokers' fees, of $37,522 during the year ended December 31, 2008. The Company did not repurchase any additional shares of its common stock subsequent to December 31, 2008.

5. Equity Incentive Plans

        The Company has in effect the Acme Packet, Inc. 2000 Equity Incentive Plan (the 2000 Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock, and stock grants to purchase up to 12,200,000 shares of common stock. Under the 2000 Plan, ISOs may not be granted at less than fair market value on the date of the grant and all options generally vest over a four-year period and certain options are subject to accelerated vesting based on certain future events. These options expire ten years after the grant date. Effective upon the consummation of the IPO in 2006, no further awards were made pursuant to the 2000 Plan, but any outstanding awards under the 2000 Plan remain in effect and continue to be subject to the terms of the 2000 Plan.

        The Company also has in effect the 2006 Equity Incentive Plan, which allows the Company to grant ISOs, NSOs, restricted stock, restricted stock units and stock grants to employees, consultants, and directors of the Company. Under the 2006 Equity Incentive Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four-year period. These options generally expire seven years after the grant date. The Company initially reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Equity Incentive Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 and until 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company's outstanding equity on a fully diluted basis as of the end of the immediately preceding year. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2008, the number of shares of common stock reserved for future issuance under the 2006 Equity Incentive Plan was increased by 3,000,000 shares pursuant to this provision. As of December 31, 2008, 1,197,937 shares were available for future issuance under the 2006 Equity Incentive Plan.

        Additionally, the Company has in effect the 2006 Director Option Plan, under which no options may be granted to eligible directors at less than fair market value on the date of grant, and all options vest over a one year period from the grant date. These options expire ten years after the grant date. The Company initially reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increase, in whole or in part.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

5. Equity Incentive Plans (Continued)

In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2008, the number of shares of common stock reserved for future issuance under the 2006 Director Plan was increased by 75,000 shares pursuant to this provision. As of December 31, 2008, 287,500 shares were available for future issuance under the 2006 Director Option Plan.

        A summary of stock option activity under the Company's stock-based compensation plans for the year ended December 31, 2008 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2007	9,214,845	$0.20 - 18.36	$5.08
Granted	2,158,000	3.82 - 10.03	7.39
Canceled	(274,740)	0.30 - 16.86	10.95
Exercised	(1,017,763)	0.20 - 5.50	0.75		$7,290

Outstanding at December 31, 2008	10,080,342	$0.20 - 18.36	$5.85	6.16	$20,827

Exercisable at December 31, 2008	4,997,615	$0.20 - 18.36	$3.90	5.92	$16,015

Vested or expected to vest at December 31, 2008(1)	9,061,316	$0.20 - 18.36	$5.69	6.13	$19,604

(1)
This represents the number of vested options as of December 31, 2008 plus the number of unvested options expected to vest as of December 31, 2008 based on the unvested options outstanding at December 31, 2008, adjusted for an estimated forfeiture rate.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2008 of $5.26, or the date of exercise, as appropriate, and the exercise price of the underlying options.

        During the year ended December 31, 2008, the Company issued 179,000 restricted stock units (RSUs) to certain of its employees at a fair value of $7.51 per share pursuant to the 2006 Equity Incentive Plan. The RSUs granted contain time-based vesting and performance-based vesting criteria. Of the time-based RSUs granted, 131,500 will vest in three equal installments, commencing on February 12, 2009 and becoming fully vested on February 12, 2011. The remaining 47,500 are performance-based RSUs and will vest only if certain Company growth rates are met by December 31, 2009, as determined by the Company's Board of Directors, and the recipient remains associated with the Company at the time such determination is made. The Company is accounting for the performance-based RSUs in accordance with SFAS No. 123(R), and has deferred all compensation cost until such time that it is probable that the performance criteria will be met. A summary of the status of

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

5. Equity Incentive Plans (Continued)

the Company's unvested RSUs outstanding as of December 31, 2008, and the changes during the year then ended, is presented below:

	Number of Shares	Market Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(2)
Unvested at December 31, 2007	—	$—	$—
Granted	179,000	7.51	7.51
Vested	—	—	—
Forfeited	—	—	—

Unvested at December 31, 2008	179,000	$7.51	$7.51	1.09	$942

Vested or expected to vest at December 31, 2008(1)	151,598	$7.51	$7.51	1.05	$797

(1)
This represents the number of unvested RSUs expected to vest as of December 31, 2008 adjusted for an estimated forfeiture rate.

(2)
The aggregate intrinsic value was calculated based on the fair value of the Company's common stock on December 31, 2008 of $5.26.

6. Commitments and Contingencies

Operating Leases

        The Company conducts its operations in leased office facilities under various operating leases that expire through 2011. Certain of the Company's operating leases include escalating payment amounts. In accordance with SFAS No. 13, Accounting for Leases, the Company is recognizing the related rent expense on a straight-line basis over the term of the lease. As of December 31, 2008 and 2007, the Company has deferred rent of approximately $265 and $372 respectively, of which $170 and $107, respectively, is classified as a current liability and included in accrued expense in the accompanying consolidated balance sheets. Total rent expense under these operating leases was approximately $1,185, $1,115 and $1,052, for the years ended December 31, 2008, 2007 and 2006, respectively.

        Future minimum lease payments under non-cancelable operating leases at December 31, 2008 were as follows:

Years Ending December 31:
2009	$1,342
2010	711
2011	40

Total minimum lease payments	$2,093

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

6. Commitments and Contingencies (Continued)

Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2008 and 2007, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

        Certain of the Company's arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2008	2007
Accrued compensation and related benefits	$4,302	$5,176
Accrued sales and use taxes	490	1,839
Accrued income taxes payable	—	148
Accrued warranty	160	268
Other accrued liabilities	1,913	1,079

Total	$6,865	$8,510

8. Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company's financial position or results of operations. The adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities did not have a material impact on the Company's financial statements.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

8. Fair Value Measurements (Continued)

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

        The fair values of all the Company's investment instruments have been valued using Level 1 inputs as described above.

        The Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, in 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this statement.

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

        For the years ended December 31, 2008, 2007 and 2006, operations related to the Company's international subsidiaries are not material to the accompanying consolidated financial statements taken as a whole.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

9. Segment Information (Continued)

Geographic Data

        Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2008	2007	2006
United States and Canada	$59,512	$53,748	$47,965
International	56,846	59,304	36,105

Total	$116,358	$113,052	$84,070

        During the year ended December 31, 2008, 2007 and 2006, no one international country contributed more then 10% of the Company's total revenue.

        As of December 31, 2008 and 2007, property and equipment at locations outside the U.S. was not material.

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

11. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total revenue	$25,091	$27,024	$29,563	$31,374
Gross profit	19,791	21,543	23,753	25,622
Income from operations	5,329	5,588	6,550	7,065
Net income	4,292	4,617	5,495	5,157
Net income per share:
Basic	$0.07	$0.08	$0.09	$0.09
Diluted	$0.06	$0.07	$0.08	$0.08

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

11. Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenue	$31,680	$25,661	$28,436	$30,581
Gross profit	25,767	20,084	22,630	23,933
Income from operations	6,967	629	2,677	3,935
Net income	5,038	816	2,034	3,684
Net income per share:
Basic	$0.08	$0.01	$0.03	$0.07
Diluted	$0.08	$0.01	$0.03	$0.06

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2008.

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

        We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the Company's internal control over financial reporting. See Section (4) below.

(3)   Changes in Internal Controls over Financial Reporting.

        During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4)   Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Acme Packet, Inc.

        We have audited Acme Packet, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acme Packet, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Acme Packet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acme Packet, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Acme Packet, Inc. and our report dated March 11, 2009 expressed an unqualified opinion thereon.

Boston, Massachusetts March 11, 2009	/s/ Ernst & Young LLP

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.    Executive Compensation

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

(a)(3)    Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Second Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen certificate evidencing shares of common stock
10.1(1)	Northwest Park Lease, dated August 9, 2004, by and between Seventy One Limited Liability Company and the Registrant
10.2(1)	Northwest Park Lease, dated July 10, 2006, by and between the Registrant and MTP Limited Partnership
10.3(1)	Amended and Restated 2000 Equity Incentive Plan
10.4(1)	2006 Equity Incentive Plan
10.5(1)	2006 Director Stock Option Plan
10.5(1)	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Patrick MeLampy
10.6(1)	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Dino DiPalma
10.7(1)	Incentive Stock Option Agreement, dated November 23, 2005, by and between the Registrant and Dino DiPalma
10.8(1)	Incentive Stock Option Agreement, dated January 19, 2005, by and between the Registrant and Dino DiPalma
10.9(1)	Incentive Stock Option Agreement, dated August 16, 2004, by and between the Registrant and Dino DiPalma
10.10(1)	Incentive Stock Option Agreement, dated January 14, 2004, by and between the Registrant and Dino DiPalma
10.11(1)	Incentive Stock Option Agreement, dated September 17, 2002, by and between the Registrant and Dino DiPalma
10.12(1)	Incentive Stock Option Agreement, dated September 17, 2002, between the Registrant and Seamus Hourihan
10.13(1)	Incentive Stock Option Agreement, dated December 23, 2005, by and between the Registrant and Andrew Ory
10.14(4)	Transition/Separation Agreement dated as of February 7, 2008 between the Registrant and Keith Seidman
10.15(5)	Letter Agreement dated as of August 29, 2008 between the Registrant and Peter J. Minihane
10.16(1)	Amended and Restated Registration Rights Agreement, dated June 8, 2004, by and between the Registrant and the shareholders named therein
14.1(3)	Code of Business Conduct and Ethics

Exhibit No.	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)
Incorporated by reference to Registrant's Form S-1 Registration Statement (File No. 333-134683)

(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 11, 2007 (File No. 001-33041)

(3)
Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2007 (File No. 001-33041)

(4)
Incorporated by reference to the Registrant's Annual Report on Form 8-K filed on February 7, 2008 (File No. 001-33041)

(5)
Incorporated by reference to the Registrant's Annual Report on Form 8-K filed on September 3, 2008 (File No. 001-33041)

 SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME PACKET, INC. (Registrant)
Date: March 13, 2009	By:	/s/ ANDREW D. ORY Andrew D. Ory President and Chief Executive Officer
Date: March 13, 2009	By:	/s/ PETER J. MINIHANE Peter J. Minihane Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and dates indicated.

Signature	Title	Date

/s/ ANDREW D. ORY Andrew D. Ory	President and Chief Executive Officer; Director (Principal Executive Officer)	March 13, 2009
/s/ PETER J. MINIHANE Peter J. Minihane	Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2009
/s/ GARY J. BOWEN Gary J. Bowen	Director	March 13, 2009
/s/ DAVID ELSBREE David Elsbree	Director	March 13, 2009
/s/ ROBERT HOWER Robert Hower	Director	March 13, 2009
/s/ PATRICK J. MELAMPY Patrick J. MeLampy	Director	March 13, 2009
/s/ ROBERT G. ORY Robert G. Ory	Director	March 13, 2009
/s/ MICHAEL THURK Michael Thurk	Director	March 13, 2009