Form 10-Q
period 2009-03-31
ACME PACKET INC
filed 2009-05-11
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2009: 57,824,512

ACME PACKET, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements (unaudited)

ACME PACKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$135,907	$125,723
Accounts receivable, net of allowance of $1,499 and $1,281, respectively	22,879	26,163
Inventory	7,553	7,008
Deferred tax asset	1,262	1,262
Other current assets	2,535	1,362
Total current assets	170,136	161,518

Property and equipment, net	5,667	5,485
Restricted cash	333	333
Deferred tax asset	6,540	6,540
Other assets	111	134
Total assets	$182,787	$174,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,114	$3,364
Accrued expenses and other current liabilities	7,273	6,865
Deferred revenue, current portion	17,957	15,283
Total current liabilities	28,344	25,512

Deferred rent	48	96
Deferred revenue, net of current portion	2,243	1,591

Contingencies (Note 14)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding - 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 61,609,224 and 61,446,077 shares, respectively	62	61
Additional paid-in capital	155,149	152,567
Treasury stock, at cost — 6,756,680 shares	(37,522)	(37,522)
Retained earnings	34,463	31,705
Total stockholders’ equity	152,152	146,811
Total liabilities and stockholders’ equity	$182,787	$174,010

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenue:
Product	$23,051	$26,524
Maintenance, support and service	7,936	5,156
Total revenue	30,987	31,680

Cost of revenue (1):
Product	5,232	4,948
Maintenance, support and service	923	1,136
Total cost of revenue	6,155	6,084

Gross profit	24,832	25,596

Operating expenses (1):
Sales and marketing	11,336	10,544
Research and development	6,164	5,401
General and administrative	3,133	2,684
Total operating expenses	20,633	18,629

Income from operations	4,199	6,967

Other income (expense):
Interest income	115	1,313
Other expense	(49)	(21)
Total other income, net	66	1,292

Income before provision for income taxes	4,265	8,259
Provision for income taxes	1,507	3,221
Net income	$2,758	$5,038

Net income per share (Note 11):
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Weighted average number of common shares used in the calculation of net income per share:
Basic	54,744,550	60,427,923
Diluted	58,403,618	65,471,188

(1)   Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$126	$107
Cost of maintenance, support and service revenue	121	111
Sales and marketing	1,086	893
Research and development	718	113
General and administrative	258	238

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income	$2,758	$5,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	927	1,332
Provision for bad debts	322	65
Stock-based compensation expense	2,309	1,462
Excess tax benefit related to exercise of stock options	(147)	(191)
Change in operating assets and liabilities:
Accounts receivable	2,962	122
Inventory	(545)	(887)
Other current assets	209	940
Accounts payable	(250)	(30)
Accrued expenses, other current liabilities and deferred rent	(852)	1,127
Deferred revenue	3,326	4,061
Net cash provided by operating activities	11,019	13,039

Investing activities
Purchases of property and equipment	(1,109)	(897)
Net cash used in investing activities	(1,109)	(897)

Financing activities
Repurchase of common stock	—	(4,225)
Proceeds from exercise of stock options	127	229
Excess tax benefit related to exercise of stock options	147	191
Net cash provided by (used in) financing activities	274	(3,805)

Net increase in cash and cash equivalents	10,184	8,337
Cash and cash equivalents at beginning of period	125,723	136,420

Cash and cash equivalents at end of period	$135,907	$144,757

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share, restricted stock unit, and per share data)

1. Business Description and Basis of Presentation

Business Description

Acme Packet, Inc. (the Company) was incorporated in the State of Delaware on August 3, 2000. The Company provides session border controllers (SBCs) that enable service providers, enterprises, and contact centers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across internet protocol (IP) network borders. The Company is headquartered in Burlington, Massachusetts and has sales offices there, as well as in Europe, Latin America and Asia.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2009 and statements of income and cash flow for the three months ended March 31, 2009 and 2008.  The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

As of March 31, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed.

2. Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, expensing and capitalization of research and development costs for software, stock-based compensation expense, warranty allowances, and the recoverability of the Company’s net deferred tax asset and related valuation allowance.

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

Prior Year Financial Statement Reclassification

Certain amounts totaling $447 in the condensed consolidated statement of income for the three months ended March 31, 2008 related to costs associated with the Company’s facilities located in Burlington, Massachusetts have been reclassified in order to conform to the current year presentation. These amounts, which were previously included in general and administrative expenses, have been allocated among cost of revenue and operating expenses and consisted of $101 to product cost of revenue, $70 to cost of maintenance, support and service revenue, $86 to sales and marketing expense and $190 to research and development expense.  The Company believes that by allocating these costs in this manner it represents the expenses associated with each of these activities more accurately.

Certain amounts totaling $1,181 related to advance billings for maintenance contract renewals previously recorded as an increase to “accounts receivable” and “deferred revenue” in the condensed consolidated statement of cash flows as of the three months ended March 31, 2008 have been reclassified in order to conform to the current year presentation. These amounts have been removed from both account balances because as of those dates, no amounts had been collected from the customer and neither party has completed its obligations pursuant to the arrangement.  This reclassification had no impact on the previously reported cash provided by operating activities and previously reported results of operations.

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

In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

•                  Persuasive evidence of an arrangement exists.  The Company considers a non-cancelable agreement signed by the customer and the Company to be representative of persuasive evidence of an arrangement.

•                  Delivery has occurred.  The Company considers delivery to have occurred when product has been delivered to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of the Company’s agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered elements. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

•                  Fees are fixed or determinable.  The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the right to a refund or adjustment lapses. If offered payment terms exceed the Company’s normal terms, then revenue is recognized as the amounts become due and payable or upon the receipt of cash.

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

The Company’s products and services are marketed indirectly by distribution partners and directly by the Company’s sales force. Revenue generated through arrangements with distribution partners is recognized when the above criteria are met and only when the Company receives evidence that the distribution partner has an order from an end-user customer. The Company typically does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, totaled approximately $10 and $17 for the three months ended March 31, 2009 and 2008, respectively.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included approximately $159 and $107 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended March 31, 2009 and 2008, respectively.

4. Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	March 31, 2009	December 31, 2008
Cash	$3,730	$4,738
Money market funds	132,177	120,985
Total cash and cash equivalents	$135,907	$125,723

As of March 31, 2009 and December 31, 2008, the Company had restricted cash in the amount of $333 as collateral related to its facility leases. The Company’s restrictions with respect to this amount expires in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.

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

6. Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

Property and equipment consists of the following:

	March 31, 2009	December 31, 2008

Computer hardware and software	$5,460	$5,220
Furniture and fixtures	1,531	1,529
Office and engineering equipment	7,223	6,919
Evaluation systems	5,710	5,159
Leasehold improvements	1,140	1,128
	21,064	19,955
Less accumulated depreciation and amortization	(15,397)	(14,470)
Property and equipment, net	$5,667	$5,485

Depreciation and amortization expense was $927 and $1,332 for the three months ended March 31, 2009 and 2008, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. The Company did not recognize impairment losses on its property and equipment during the three months ended March 31, 2009 and 2008.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended March 31,
	2009	2008

Customer A	25%	14%
Customer B	18	19
Customer C	*	11

* Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	March 31, 2009	December 31, 2008

Customer A	36%	20%
Customer B	23	*
Customer D	*	25
Customer E	*	12

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

The following is a summary of changes in the amount reserved for warranty costs for the three months ended March 31, 2009:

Balance at December 31, 2008	$160
Provision for warranty costs	79
Uses/Reductions	(48)
Balance at March 31, 2009	$191

9. Stock-Based Compensation

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of stock-based compensation awards.   SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, the Company continues to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method.

Effective with the adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.  In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized stock-based compensation to be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows.

As there was no public market for its common stock prior to October 13, 2006, the effective date of the Company’s initial public offering, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning in January 2007. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate derived from an analysis of historical data of 8.27% and 7.74% for the three months ended March 31, 2009 and 2008, respectively, in determining the expense recorded in the accompanying condensed consolidated statements of income. The weighted-average fair values of options granted were $2.15 and $3.22 for the three months ended March 31, 2009 and 2008, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.79%	3.15%
Expected volatility	58.00%	44.13%
Expected life	4.75 years	4.75 years
Dividend yield	—	—

The Company recorded stock-based compensation expense of $2,309 and $1,462 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, there was $20,530 of unrecognized stock-based compensation expense related stock-based awards that is expected to be recognized over a weighted-average period of 2.83 years.

The following is a summary of the status of the Company’s stock options as of March 31, 2009 and the stock option activity for all stock option plans during the three months ended March 31, 2009:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2008	10,080,342	$0.20 – 18.36	$5.85
Granted	2,613,500	4.35 – 4.35	4.35
Canceled	(38,921)	3.82 – 12.42	8.61
Exercised	(124,813)	0.20 – 3.40	1.01		$594
Outstanding at March 31, 2009	12,530,108	0.20 – 18.36	5.58	6.13	28,992
Exercisable at March 31, 2009	5,727,953	0.20 – 18.36	4.32	5.73	20,114
Vested or expected to vest at March 31, 2009 (1)	11,214,948	$0.20 – 18.36	$5.45	6.10	$27,110

(1)         This represents the number of vested options as of March 31, 2009 plus the number of unvested options expected to vest as of March 31, 2009 based on the unvested options outstanding at March 31, 2009, adjusted for the estimated forfeiture rate.

(2)         The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2009 of $6.07 or the date of exercise, as appropriate, and the exercise price of the underlying options.

The Company has a Stock Restriction and Repurchase Agreement for key employees and consultants to the Company. Under the terms of the agreement, shares of common stock issued or sold to an employee or consultant are subject to a vesting schedule commencing on the date shares are distributed to the employee. Vesting occurs periodically at specified time intervals and specified percentages. All shares of common stock become fully vested within four years of the date of distribution. Any unvested shares are subject to repurchase at the discretion of the Company, at the initial purchase price. A summary of the status of the Company’s unvested restricted shares of common stock outstanding as of March 31, 2009 and the changes during the three months then ended, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2008	4,593	$0.68
Granted	—	—
Vested	(2,531)	0.66
Forfeited	—	—
Unvested shares at March 31, 2009	2,062	$0.70

The Company has entered into Restricted Stock Unit Agreements with certain of its employees. Under the terms of the agreement, the Company has granted restricted stock units (RSUs) to its employees pursuant to the 2006 Equity Incentive Plan.  Vesting occurs periodically at specified time intervals, ranging from two to three years, and in specified percentages.  Upon vesting, the holder will received one share of the Company’s common stock for each unit vested.  A summary of the Company’s unvested RSUs outstanding at March 31, 2009 and the changes during the three months then ended, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2008	179,000	$7.51
Granted	204,000	4.35
Vested	(41,182)	7.51
Forfeited	—	—
Unvested RSUs at March 31, 2009	341,818	$5.62

Included in the table above are 47,500 RSUs which were granted during 2008 with provisions which will cause them to vest only if certain Company growth rates are met by December 31, 2009, as determined by the Company’s Board of Directors, and the recipient remains associated with the Company at the time that such determination is made.  The Company is accounting for the performance-based RSUs in accordance with SFAS No. 123(R), and has deferred all compensation cost until such time that it is probable that the performance criteria have been met.

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

11. Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share.   A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2009	2008

Weighted-average number of shares of common stock	54,748,272	60,484,996
Less: Weighted-average number of unvested restricted common shares outstanding	(3,722)	(57,073)
Weighted-average number of common shares used in calculating basic net income per share	54,744,550	60,427,923
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	3,631,850	4,977,697
Weighted-average number of unvested restricted common shares outstanding	3,181	65,568
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	24,037	—
Weighted-average number of common shares used in computing diluted net income per share	58,403,618	65,471,188

In the computation of diluted weighted-average shares outstanding, 6,637,642 and 3,612,138 weighted-average common share equivalents underlying outstanding stock options have been excluded from the computation as of March 31, 2009 and 2008, respectively, as their effect would have been antidilutive.

12. Income Taxes

For the three months ended March 31, 2009 and 2008, the Company’s effective income tax rates were 35% and 39%, respectively.  The Company currently expects to realize a recorded deferred tax asset as of March 31, 2009 of approximately $7,802. The Company’s conclusion that this asset will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. While the realization of the Company’s net recorded deferred tax asset cannot be assured, to the extent that future taxable income against which this tax asset may be applied is not sufficient, some or all of the Company’s net recorded deferred tax asset would not be realizable.  Approximately $3,943 of the deferred tax asset recorded as of March 31, 2009 is attributable to benefits associated with stock-based compensation charges.  Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount.  However, in the future, if the underlying amounts expire with an intrinsic value less then the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

13. Stockholders’ Equity

Common Stock Repurchase Program

In February 2008, the Board authorized the repurchase of up to $20,000 of the Company’s common stock over the subsequent twelve-month period.  In August 2008, the Board expanded this common stock repurchase program by authorizing the repurchase of an additional $35,000 of the Company’s common stock for an aggregate of $55,000.  The purchase of the Company’s common stock was executed periodically as market and business conditions warranted on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which permitted shares to be repurchased when the Company might otherwise be precluded for doing so under insider trading laws.

This common stock repurchase program did not obligate the Company to repurchase any dollar amount, or number of shares of common stock, and the program could have been suspended or discontinued at any time. The Company repurchased 6,756,680 shares of its common stock for an aggregate purchase price, including applicable brokers’ fees, of $37,522 during the year ended December 31, 2008.  The Company did not repurchase any additional shares of its common stock subsequent to December 31, 2008 and the common stock repurchase program expired on February 28, 2009.

14. Contingencies

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2009 and December 31, 2008, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

15. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
Accrued compensation and related benefits	$3,861	$4,302
Accrued sales and use taxes	1,061	490
Accrued income taxes payable	125	—
Accrued warranty	191	160
Other accrued liabilities	2,035	1,913
Total	$7,273	$6,865

16. Segment Information

Geographic Data

Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended March 31,
	2009	2008

United States and Canada	$17,106	$17,368
International	13,881	14,312
Total	$30,987	$31,680

During the three months ended March 31, 2009 and 2008, no one international country contributed more than 10% of the Company’s total revenue.

17. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

Level 1 — Quoted unadjusted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

The fair values of all the Company’s investment instruments have been valued using Level 1 inputs as described above.

18. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standard Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 did not have a material effect on the Company’s consolidated financial position and results of operations as the Company has not entered into any derivative or hedging activities.

 In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

19.  Subsequent Events

On April 29, 2009, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Covergence Inc., a Delaware corporation (Covergence), PAIC Midco Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (PAIC), CIAP Merger Corp., a Delaware corporation and wholly-owned subsidiary of PAIC (CIAP) and the stockholder representative named therein, pursuant to which the Company acquired Covergence for approximately $22,846,  consisting of approximately $22,248 of the Company’s common stock, $20 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for James Moran, the former Chief Executive Officer of Covergence, of approximately $578.  Pursuant to the Merger Agreement, the acquisition of Covergence occurred by the merger of CIAP with and into Covergence effective as of April 30, 2009.   On April 30, 2009, the Company issued 2,874,383 shares of its common stock to the former stockholders of Covergence and Mr. Moran as partial payment of the merger consideration.

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

•             our ability to integrate Covergence Inc. and the benefits to our stockholders;

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

•             our ability to establish and maintain relationships with key partners and contract manufacturers;

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

Overview

Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers and enterprises to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where internet protocol networks connect, known as network borders. As of March 31, 2009, more than 675 end users in 95 countries have deployed our products. We sell or license our products and support services through our direct sales force and approximately 55 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain; Seoul, Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, India, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Russia, South Africa, Taiwan, Thailand and throughout the United States. In the short-term we expect to selectively add personnel to provide additional geographic sales and technical support coverage.

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

We see rapidly emerging opportunities for our solutions within large enterprises, contact centers, and wireless service providers. We believe that Enterprise IP telephony (IPT) is now mainstream, and that unified communications (UC) — or the integration of interactive voice, video, messaging and collaboration applications over IP — will soon follow. Both are critical components of enterprise IT strategies to improve business agility, increase employee efficiency and responsiveness, build customer satisfaction and loyalty, and reduce overhead costs. We believe that these components are indispensable tools for success in a newly-competitive global marketplace. The full-scale deployment of enterprise IPT has revealed deficiencies in network and security infrastructure originally deployed for data. Consequently, we believe that enterprises will likely be adding further controls to their IPT/UC infrastructure to improve its security, extend its application reach, meet service level commitments, optimize capital and operating costs, and comply with relevant commercial and government regulations. Enterprises are deploying SBCs to successfully deliver network security, availability, and performance as well as to achieve control over the four key borders within their IPT/UC infrastructure — IP trunking, private network, internet, and hosted services interconnect borders.  We believe that the majority of large enterprises today having already deployed IP PBXs are about to rapidly embrace SIP trunking to reduce costs and set the foundation for enabling end-to-end IP UC.

Within today’s modern contact center, the migration of voice services from TDM to IP is now well underway.  This migration is essential to the contact center’s strategic goals: meeting customers’ growing service expectations, achieving ever-higher performance and quality metrics, improving agent retention rates, growing revenues and reducing capital and operating costs.  However, existing network and security infrastructure that was originally deployed for TDM voice services and data applications have demonstrated deficiencies for IP interactive communications.  We believe that contact center strategists are deploying SBCs to assert control over the four critical IP network borders found in most contact centers: its connections to IP trunking service providers, to managed private IP networks, to the public internet, and to virtual contact center locations. With SBCs to reinforce these borders in five key functional areas—security, application reach, SLA assurance, cost optimization, and regulatory compliance—contact centers can successfully and safely navigate the transition to an IP infrastructure.  Our early customers within this market have included the contact center operations of our Tier 1 service providers throughout North America, Europe, as well as Central and Latin America.

Current Events

Acquisition of Covergence

On April 29, 2009, we entered into an Agreement and Plan of Merger (Merger Agreement) with Covergence Inc., a Delaware corporation (Covergence), PAIC Midco Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (PAIC), CIAP Merger Corp., a Delaware corporation and wholly-owned subsidiary of PAIC (CIAP) and the stockholder representative named therein, pursuant to which we acquired Covergence for approximately $22.8 million,  consisting of approximately $22.2 million of our common stock, $20,000 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for James Moran, the former Chief Executive Officer of Covergence, of approximately $578,000.  Pursuant to the Merger Agreement, the acquisition of Covergence occurred by the merger of CIAP with and into Covergence effective as of April 30, 2009.   On April 30, 2009, we issued 2,874,383 shares of our common stock to the former stockholders of Covergence and Mr. Moran as partial payment of the merger consideration.  We have agreed to use commercially reasonable efforts to file a registration statement on Form S-3 covering the resale of the shares issued in connection with the merger within thirty (30) days of the date of the Merger Agreement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within sixty (60) days of filing the registration statement.

Key Financial Measures

Some of our key financial measures for the first quarter of 2009 include:

•                  Net revenues were $31.0 million for the first quarter 2009 compared to $31.7 million in the same period of 2008.

•                  Net income for the first quarter of 2009 was $2.8 million compared to $5.0 million in the same period of 2008.

•                  Net income per share was $0.05 on a diluted basis for the first quarter of 2009 compared to $0.08 per share on a diluted basis in the same period of 2008.

•                  Cash flow from operating activities was $11.0 million for the first quarter of 2009 compared to $13.0 million in the same period of 2008.

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

Factors That May Affect Future Performance

•                    Integration of Covergence Inc.  As part of our growth strategy, in April 2009, we acquired Covergence Inc., a privately-held company located in Maynard, MA, which provides software-based SBCs for the delivery of VoIP/IP telephone, unified communications and service-orientated architecture applications.  Covergence’s software-based SBCs will complement our existing Net-Net family of custom hardware-based SBCs by extending our low-end product range to address the needs of small and remote enterprise locations. Whether we realize the anticipated benefits from this transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that this transaction will be successful.

•                    Global Macroeconomic Conditions.  We believe that the capital budgets of some of our core customers — service providers, enterprises and contact centers — may be affected by the current worldwide economic downturn, including uncertainty in the global financial markets.  For example, during 2008 we had a significant increase in our allowance for doubtful accounts primarily related to the bankruptcy proceedings of one of our distribution partners.  Our ability to generate revenue from these core customers is dependent on the status of such capital budgets.  Should the current uncertainty in these areas continue, our revenues could be adversely impacted.

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

•                    Managing Growth. We significantly expanded our operations in 2008 and the first three months of 2009. During the period from March 31, 2008 through March 31, 2009, we increased the number of our employees and full-time independent contractors by 12%, from 343 to 384, and we opened sales offices in Spain, Korea and the United Kingdom. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments.  In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues.

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

Cost of Revenue

Cost of product revenue primarily consists of (a) payments to third party manufacturers for purchased materials and services, (b) salaries, wages and related benefits, (c) related overhead and (d) provision for inventory obsolescence.

Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, and (d) contract services for repairs and warranty services.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the mix between product and service revenue, (c) the average selling price of our products, which in turn depends, in part, on the mix of product configurations sold, (d) new product introductions, (e) the mix of sales channels through which our products are sold, (f) the volume and costs of manufacturing of our hardware products and (g) the costs of personnel for manufacturing, support and services.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. During the period from March 31, 2008 through March 31, 2009, we increased the number of our employees and full-time independent contractors by 12%, from 343 to 384. In addition to the employees added through the acquisition of Covergence, Inc, we expect to selectively hire new employees in the short-term to support our expected growth.

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

General and administrative expense consists primarily of (a) salaries, wages and personnel costs related to our executive, finance, human resource and information technology organizations, (b) accounting and legal professional fees and (c) expenses associated with uncollectible accounts (d) other related overhead. We expect general and administrative expense to modestly increase in absolute dollars for the foreseeable future as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense. Effective January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three months ended March 31, 2009 and 2008, we recorded expense of $2.3 million and $1.5 million, respectively, in connection with share-based payment awards. Based on share-based awards granted during the three months ended March 31, 2009 and years 2008, 2007 and 2006, a future expense of non-vested options of $20.5 million is expected to be recognized over a weighted-average period of 2.83 years.

Other Income (Expense), Net

Other income (expense) primarily consists of interest income earned on cash balances. We historically have invested our cash in money market funds. Other income (expense) also includes gains (losses) from foreign currency translation adjustments of our international subsidiaries. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense).

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

We believe that of our significant accounting policies, which are described in  the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of March 31, 2009, the allowance for doubtful accounts was $1.5 million.

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

As there was no public market for our common stock prior to October 13, 2006, the effective date of the our initial public offering, or IPO, we determined the volatility for options granted in the three months ended March 31, 2009 and 2008 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of our common stock beginning in January 2007.  The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our  historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 8.27% and 7.74% for the three months ended March 31, 2009 and 2008, respectively, in determining the expense recorded in the accompanying condensed consolidated statements of income.  The weighted-average fair values of options granted were $2.15 and $3.22 for the three months ended March 31, 2009 and 2008, respectively.  The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.79%	3.15%
Expected volatility	58.00%	44.13%
Expected life	4.75 years	4.75 years
Dividend yield	—	—

We recorded stock-based compensation expense of $2.3 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, there was $20.5 million of unrecognized compensation expense related to unvested stock awards that is expected to be recognized over a weighted-average period of 2.83 years.

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

Product Warranties

Substantially all of our products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of hardware or software covered by this warranty, we must repair or replace the hardware or software or, if those remedies are insufficient, and at our discretion, provide a refund. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under maintenance contracts, but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. We periodically assess the adequacy of the warranty allowance and adjust the amount as necessary. During the year ended December 31, 2008 we decreased our warranty allowance by $100,000 as a result of an analysis performed on historical data. If the historical data we use to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional or reduced warranty reserves may be required.

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

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses, or NOLs, and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies.

For the three months ended March 31, 2009 and 2008, our effective income tax rates were 35% and 39%, respectively.  We currently expect to realize our recorded deferred tax asset as of March 31, 2009 of approximately $7.8 million. Our conclusion that this asset will be recovered is based upon our expectation that future earnings will provide sufficient taxable income to realize the recorded tax asset. While the realization of our net recorded deferred tax asset cannot be assured, to the extent that future taxable income against which this tax asset may be applied is not sufficient, some or all of our net recorded deferred tax asset would not be realizable.  Approximately $3.9 million of the deferred tax asset recorded as of March 31, 2009 is attributable to benefits associated with stock-based compensation charges.  Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount.  However, in the future, if the underlying amounts expire with an intrinsic value less then the fair value of the awards on the date of grant, some or all of the benefits many not be realized.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenue

	Three Months Ended March 31,
	2009		2008		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$23,051	74%	$26,524	84%	$(3,473)	(13)%
Maintenance, support and service	7,936	26	5,156	16	2,780	54

Total revenue	$30,987	100%	$31,680	100%	$(693)	(2)%

Revenue by Geography:
United States and Canada	$17,106	55%	$17,368	55%	$(262)	(2)%
International	13,881	45	14,312	45	(431)	(3)

Total revenue	$30,987	100%	$31,680	100%	$(693)	(2)%

Revenue by Sales Channel:
Direct	$10,229	33%	$14,192	45%	$(3,963)	(28)%
Indirect	20,758	67	17,488	55	3,270	19

Total revenue	$30,987	100%	$31,680	100%	$(693)	(2)%

The $3.5 million decrease in product revenue was primarily the result of a decrease in the number of systems sold in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  We believe that the decrease in the number of systems sold was the result of temporary delays in the purchasing decisions of our end user customers, which began in the second quarter of 2008, and is not indicative of an overall decline in the worldwide market for our products, as the number of systems shipped each quarter has increased sequentially beginning in the third quarter of 2008.  Direct product revenues decreased $5.6 million, primarily as a result of a $6.8 million decrease attributable to United States and Canadian customers, partially offset by an increase of $1.2 million in direct product revenues related to our international customers. Indirect product revenues increased $2.2 million, as a result of a $4.4 million increase attributable to customers in the United States and Canada, partially offset by a decrease of $2.2 million in indirect product revenues to our international customers.  While the decrease in the number of units shipped had an adverse effect on our product revenues in the first quarter of 2009, this decrease was partially offset by an slight increase in the average selling price of our systems due to changes in our product platform and software configuration mixes. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.

Maintenance, support and service revenue increased by $2.8 million primarily as a result of a $2.8 million increase in maintenance and support fees associated with the growth in our installed product base, in addition to the timing of the receipt of maintenance renewal orders, partially offset by a $24,000 decrease in installation, professional services and training revenue, including reimbursable travel expenses, primarily driven by the timing of our installation services.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2009		2008		Period-to-Period Change
		Percentage		Percentage
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$5,232	23%	$4,948	19%	$284	6%
Maintenance, support and service	923	12	1,136	22	(213)	(19)

Total cost of revenue	$6,155	20%	$6,084	19%	$71	1%

Gross Profit:
Product	$17,819	77%	$21,576	81%	$(3,757)	(17)%
Maintenance, support and service	7,013	88	4,020	78	2,993	74

Total gross profit	$24,832	80%	$25,596	81%	$(764)	(3)%

The $284,000 increase in cost of product revenue was primarily related to an increase of $349,000 in amounts reserved against inventory deemed to be obsolete and in levels in excess of forecasted demand.  This increase was partially offset by lower cost of product resulting from a decrease in the number of systems shipped compared to prior period.

The $213,000 decrease in cost of maintenance, support and service revenue was due to decreased costs associated with our warranty and repair programs of $298,000 and, to a lesser extent, a decrease of $23,000 in travel expenses, partially offset by an increase in salaries and related benefits of $120,000 corresponding with a 25% increase in employee headcount.

Product gross margin decreased 4 percentage points, primarily due to a decrease in the number of systems sold during the three months ended March 31, 2009, which resulted in manufacturing and other indirect costs being absorbed by a lower product volume base, in addition to an increase in the amounts reserved for excess and obsolete inventory.

Gross margin on maintenance, support and service revenue increased 10 percentage points, primarily due to an increase in maintenance revenues associated with the growth in our installed product base, and the timing of maintenance renewal orders received in the three months ended March 31, 2009, without a corresponding increase in related costs.

We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Three Months Ended March 31,
	2009		2008		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$11,336	37%	$10,544	33%	$792	8%
Research and development	6,164	20	5,401	17	763	14
General and administrative	3,133	10	2,684	9	449	17

Total operating expenses	$20,633	67%	$18,629	59%	$2,004	11%

Of the $792,000 increase in sales and marketing expense, (a) $510,000 was attributable to higher salaries, commissions and benefits associated with a 17% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis,  (b) $196,000 was attributable to increased expenditures associated with marketing programs, including trade shows, and (c) $193,000 was attributable to an increase in stock-based compensation expense, all of which were partially offset by a decrease of $174,000 in depreciation expense resulting from impairment losses taken on customer evaluation equipment during the fourth quarter of 2008.  The balance was primarily attributable to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.   However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

Research and development expense increased by $763,000 as a result of a $605,000 increase in stock-based compensation expense and a $292,000 increase attributable to higher salaries and benefits associated with a 7% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing.  These increases were partially offset by a decrease in outside services of $120,000 and depreciation expense of $81,000.  The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

The $449,000 increase in general and administrative expense was attributable to (a) an increase of $322,000 in bad debt expense, (b) an increase of $125,000 in third-party consulting services, (c) an increase of $125,000 in audit and legal fees associated with being a publicly traded company, (d) an increase of $20,000 in board of director fees associated with the nomination of an additional independent director in the fourth quarter of 2008, and (e) an increase of $20,000 in stock-based compensation expense.  These increases were partially offset by a $135,000 decrease in professional search fees related to the search for our chief financial officer, Peter Minihane, which were incurred in the first quarter of 2008, and a $69,000 decrease in insurance costs.  The remainder of the difference was related to a net increase in other miscellaneous general and administrative expenses.  We expect general and administrative expense to continue to increase in absolute dollars  as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Operating and Other Income

	Three Months Ended March 31,
	2009		2008		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$4,199	14%	$6,967	22%	$(2,768)	(40)%
Interest income	115	—	1,313	4	(1,198)	(91)
Other expense	(49)	—	(21)	—	(28)	133
Income before provision for income taxes	4,265	14	8,259	26	(3,994)	(48)
Provision for income taxes	1,507	5	3,221	10	(1,714)	(53)
Net income	$2,758	9%	$5,038	16%	$(2,280)	(45)%

Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income reflected lower average cash balances related to the repurchase of shares of our common stock throughout 2008, as well as lower average interest rates in the three months ended March 31, 2009.

Other expense consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and expenses.

Provision for Income Taxes

For the three months ended March 31, 2009 and 2008, our effective income tax rates were 35% and 39%, respectively.   The lower effective rate in 2009 was related to the utilization of federal tax credits associated with our research and development activities. These tax credits were not available to us through September 30, 2008.  However, as a result of the Emergency Economic Stabilization Act of 2008, these tax credits were reinstated on October 3, 2008.

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

Key measures of our liquidity are as follows:

	As of and for the Three Months Ended March 31, 2009	As of and for the Year Ended December 31, 2008
	(in thousands)
Cash and cash equivalents	$135,907	$125,723
Accounts receivable, net	22,879	26,163
Working capital	141,792	136,006
Cash provided by operating activities	11,019	28,671
Cash used in financing activities	(1,109)	(35,326)

Cash and cash equivalents.    Our cash and cash equivalents at March 31, 2009 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $333,000 at March 31, 2009 and December 31, 2008, and is not included in cash and cash equivalents, was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters facilities in Burlington, Massachusetts, and our sales office facility in Madrid, Spain.

Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) 90 days. DSO was 66 days at March 31, 2009 and 77 days at December 31, 2008.  The decrease in DSO was directly related to the timing of customer payments and product shipments during the period.

Operating activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debts, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2009 was $11.0 million and consisted of $2.8 million of net income, non-cash adjustments of $3.4 million (consisting primarily of $2.3 million of stock-based compensation expense, $927,000 of depreciation and amortization, and $322,000 of provisions for bad debts, partially offset by $147,000 of excess tax benefits from the exercise of stock options), and $4.9 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected an increase in deferred revenue of $3.3 million primarily related to an increase in deferred maintenance contracts received from customers, a $3.0 million reduction in accounts receivable, reflecting  the timing of customer payments and product shipments in the three months ended March 31, 2009 compared to the three months ended December 31, 2008, and a decrease of $209,000 in other current assets, partially offset by a decrease of $1.1 million in accounts payable and accrued expenses and a $545,000 increase in inventory.

Equity financing activities.  Net cash provided by financing activities included proceeds from the exercise of common stock options in the amount of $127,000 during the three months ended March 31, 2009 and $147,000 of excess tax benefits from the exercise of stock options.

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

Under the common stock repurchase program, through December 31, 2008, we repurchased 6,756,680 shares of our common stock for aggregate consideration of $37.5 million, inclusive of brokers’ fees.  We did not repurchase any shares of our common stock in the three months ended March 31, 2009.  The common stock repurchase program expired February 28, 2009 and was not extended by our board of directors.

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

Requirements

Capital expenditures.    We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, and other general purposes to support our growth. Our capital expenditures totaled $1.1 million in the three months ended March 31, 2009. We expect to spend an additional $5.4 million in capital expenditures in the remainder of 2009, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters facilities in Burlington, Massachusetts and our office facilities in Madrid Spain. The following table sets forth our commitments to settle contractual obligations in cash after March 31, 2009:

	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases as of March 31, 2009	$1,788	$1,381	$407	$—	$—

Off-Balance-Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of March 31, 2009, our foreign exchange exposure would have fluctuated by approximately $41,000.

Interest Rate Risk

At March 31, 2009, we had unrestricted cash and cash equivalents totaling $135.9 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4.    Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K, some of which are updated below.  These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these  factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 13 of this Quarterly Report on Form 10-Q.

Risks Relating to Our Business

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

As of March 31, 2009, we had approximately 55 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 67% of our total revenue in the three months ended March 31, 2009 as compared to  61% and 59% of our total revenue in 2007 and 2008, respectively.  Two distribution partners accounted for 59% of our accounts receivable as of March 31, 2009, while three and two distribution partners represented 32% and 54% of our accounts receivable as of December 31, 2008 and 2007, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations.  For example, one of our distribution partners entered into bankruptcy proceedings in January 2009, which caused us to increase our allowance for doubtful accounts as of December 31, 2008.  Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase SBCs from our competitors rather than from us. Under our contracts with our distribution partners, they generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

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

We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, one customer accounted for 25% of our total revenue and two such customers accounted for 43% of our total revenue in the three months ended March 31, 2009, and three such customers accounted for 44% of our total revenue in 2008. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

We recently acquired Covergence Inc. and may undertake additional acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of our growth strategy, in April 2009, we acquired Covergence Inc. (Covergence), a privately-held company located in Maynard, MA, which provides software-based SBCs for the delivery of VoIP/IP telephone, unified communications and service-orientated architecture applications.  Whether we realize the anticipated benefits from this transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that this transaction will be successful.  In addition, as part of the merger consideration for the acquisition of Covergence, we issued 2,874,383 shares of common stock and agreed to register these shares with the SEC for resale by the new stockholders.  As a result, our stockholders experienced dilution and as these shares become available for resale, the supply of common stock will increase, which could result in a decrease in the price of our stock.

Prior to this acquisition, our business and our customer base have been built through organic growth.  In the future, we may enter into additional arrangements in order to expand our capabilities, enter new markets, or increase our market share.   Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may require us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We continued to expand our operations in 2008 and the first three months of 2009. For example, during the period from December 31, 2007 through March 31, 2009, we increased the number of our employees and full-time independent contractors by 17%, from 327 to 384, and we opened sales offices in Spain, Korea and the United Kingdom.  In connection with the acquisition of Covergence, we added approximately 40 employees during April 2009.  In addition, our total operating expenses for the year ended December 31, 2008 increased by 18% from the year ended December 31, 2007, and for the three months ended March 31, 2009 were 11% higher than for the three months ended March 31, 2008.  We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the present macroeconomic crisis, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

This common stock repurchase program did not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may have been suspended or discontinued at any time. The common stock repurchase program expired on February 28, 2009. We repurchased 6,756,860 shares of our common stock for an aggregate purchase price, including applicable brokers’ fees, of $37.5 million pursuant to this stock repurchase program.  We did not repurchase any shares of out common stock in the three months ended March 31, 2009.

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

ACME PACKET, INC (Registrant)

	By:	/s/ Andrew D. Ory
Date: May 11, 2009		Andrew D. Ory Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Peter J. Minihane
Peter J. Minihane Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)