Form 10-Q
period 2009-06-30
ACME PACKET INC
filed 2009-08-10
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2009: 58,093,401

ACME PACKET, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements (unaudited)

ACME PACKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$155,623	$125,723
Accounts receivable, net of allowance of $1,575 and $1,281, respectively	19,954	26,163
Inventory	7,888	7,008
Deferred tax asset	1,684	1,262
Other current assets	4,321	1,362
Total current assets	189,470	161,518

Property and equipment, net	6,475	5,485
Intangible assets, net	10,809	—
Deferred tax asset, net	10,576	6,540
Other assets	237	467
Total assets	$217,567	$174,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,652	$3,364
Accrued expenses and other current liabilities	9,484	6,865
Deferred revenue, current portion	23,344	15,283
Total current liabilities	35,480	25,512

Deferred rent	—	96
Deferred revenue, net of current portion	2,453	1,591

Contingencies (Note 15)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding - 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 64,840,081 and 61,446,077 shares, respectively	65	61
Additional paid-in capital	180,935	152,567
Treasury stock, at cost — 6,756,680 shares	(37,522)	(37,522)
Retained earnings	36,156	31,705
Total stockholders’ equity	179,634	146,811
Total liabilities and stockholders’ equity	$217,567	$174,010

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Product	$24,243	$19,944	$47,294	$46,468
Maintenance, support and service	8,618	5,717	16,554	10,873
Total revenue	32,861	25,661	63,848	57,341

Cost of revenue (1) (2):
Product	4,870	4,285	10,102	9,233
Maintenance, support and service	1,207	1,471	2,130	2,607
Total cost of revenue	6,077	5,756	12,232	11,840

Gross profit	26,784	19,905	51,616	45,501

Operating expenses (1) (2):
Sales and marketing	12,608	11,232	23,944	21,776
Research and development	7,078	5,975	13,242	11,376
General and administrative	3,288	2,069	6,421	4,753
Merger and integration-related costs	1,102	—	1,102	—
Total operating expenses	24,076	19,276	44,709	37,905

Income from operations	2,708	629	6,907	7,596

Other income (expense):
Interest income, net	50	760	165	2,073
Other income (expense)	6	2	(43)	(19)
Total other income, net	56	762	122	2,054

Income before provision for income taxes	2,764	1,391	7,029	9,650
Provision for income taxes	1,071	575	2,578	3,796
Net income	$1,693	$816	$4,451	$5,854

Net income per share (Note 12):
Basic	$0.03	$0.01	$0.08	$0.10
Diluted	$0.03	$0.01	$0.07	$0.09

Weighted average number of common shares used in the calculation of net income per share:
Basic	56,941,547	60,169,035	55,849,118	60,299,199
Diluted	61,418,408	65,018,064	59,817,024	65,246,611

(1)   Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$130	$106	$256	$213
Cost of maintenance, support, and service revenue	140	68	261	179
Sales and marketing	1,190	872	2,276	1,765
Research and development	885	657	1,603	770
General and administrative	268	148	526	386

(2)   Amounts include amortization of acquired intangible assets, as follows:

Cost of product revenue	$139	$—	$139	$—
Sales and marketing	9	—	9	—
Research and development	10	—	10	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$4,451	$5,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,260	2,623
Provision for bad debts	451	135
Impairment of fixed assets	94	—
Stock-based compensation expense	4,922	3,313
Excess tax benefit related to exercise of stock options	(528)	(811)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	7,486	5,216
Inventory	(418)	(1,826)
Other current assets	(707)	(2,329)
Accounts payable	(1,016)	597
Accrued expenses, other current liabilities and deferred rent	436	1,561
Deferred revenue	7,766	4,745
Net cash provided by operating activities	25,197	19,078

Investing activities
Purchases of property and equipment	(2,337)	(2,165)
Cash received from the acquisition, net	5,965	—
Decrease in other assets	(127)	—
Net cash provided by (used in) investing activities	3,501	(2,165)

Financing activities
Repurchase of common stock	—	(6,715)
Proceeds from exercise of stock options	674	482
Excess tax benefit related to exercise of stock options	528	811
Net cash provided by (used in) financing activities	1,202	(5,422)

Net increase in cash and cash equivalents	29,900	11,491
Cash and cash equivalents at beginning of period	125,723	136,420

Cash and cash equivalents at end of period	$155,623	$147,911

Supplemental disclosure of cash flow related to acquisition (Note 3):
In connection with the acquisition of Covergence Inc. on April 30, 2009, the following transactions occurred:
Fair value assets acquired	$29,360	$—
Liabilities assumed related to acquisition	(6,514)	—
Total purchase price	22,846	—
Less fair value of common stock issued	(22,248)
Less cash and cash equivalents acquired	(6,563)	—
Cash received from acquisition, net of cash paid	$5,965	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share, restricted stock unit and per share data)

1. Business Description and Basis of Presentation

Business Description

Acme Packet, Inc. (the Company) was incorporated in the State of Delaware on August 3, 2000. The Company provides session border controllers (SBCs) that enable service providers, enterprises, government and contact centers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across internet protocol (IP) network borders. The Company is headquartered in Burlington, Massachusetts and has sales offices there, as well as in Europe, Latin America and Asia.

On April 30, 2009, the Company acquired Covergence Inc. (Covergence), a privately-held company located in Maynard, Massachusetts, which provides software-based SBCs for the delivery of VoIP/IP telephone, unified communications and service-orientated architecture applications, for approximately $22,846.   See Note 3 for further discussion on the acquisition of Covergence.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2009 and statements of income for the three and six months ended June 30, 2009 and 2008, and statements of cash flows for the six months ended June 30, 2009 and 2008.  The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.  The Company has evaluated subsequent events up to the time of the filing with the Securities and Exchange Commission on August 10, 2009, which is the date that these financial statements were issued.

As of June 30, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 141 (R), Business Combinations, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and SFAS No. 165, Subsequent Events.  See Note 20 for additional information regarding the Company’s adoption of these pronouncements. Additionally, as a result of the acquisition of Covergence, the Company’s significant accounting policies and estimates now include the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

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

Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, expensing and capitalization of research and development costs for software, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to assess potential impairments related to intangible assets and goodwill, stock-based compensation expense, warranty allowances, and the recoverability of the Company’s net deferred tax asset and related valuation allowance.

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

Prior Year Financial Statement Reclassification

Certain amounts totaling $475 and $922 in the condensed consolidated statement of income for the three and six months ended June 30, 2008, respectively, related to costs associated with the Company’s facilities located in Burlington, Massachusetts have been reclassified in order to conform to the current period presentation. These amounts, which were previously included in general and administrative expenses, have been allocated among cost of revenue and operating expenses and consisted of $106 and $207, respectively, to product cost of revenue, $73 and $143, respectively, to cost of maintenance, support and service revenue, $92 and $178, respectively, to sales and marketing expense and $204 and $394, respectively, to research and development expense.  The Company believes that by allocating these costs in this manner it represents the expenses associated with each of these activities more accurately.

Certain amounts totaling $2,187 related to advance billings for maintenance contract renewals previously recorded as an increase to “accounts receivable” and “deferred revenue” in the condensed consolidated statement of cash flows as of the six months ended June 30, 2008 have been reclassified in order to conform to the current period presentation. These amounts have been removed from both account balances because as of those dates, no amounts had been collected from the customer and neither party has completed its obligations pursuant to the arrangement.  This reclassification had no impact on the previously reported cash provided by operating activities and previously reported results of operations.

3. Business Combination

On April 30, 2009, the Company acquired Covergence, an emerging, innovative provider of software-based session border controllers for delivering VoIP/IP telephony, unified communications and service-orientated architecture applications within global 1000 enterprises. The aggregate purchase price was $22,846, consisting of 2,874,383 shares of the Company’s common stock, valued at approximately $22,248, $20 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for James Moran, the former Chief Executive Officer of Covergence, of approximately $578.

The transaction is being accounted for under the acquisition method of accounting in accordance with SFAS 141(R). Accordingly, the results of operations of Covergence have been included in the accompanying condensed consolidated financial statements since the date of acquisition. Under SFAS 141(R), all of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, which are preliminary at June 30, 2009, while transaction costs and merger integration costs associated with the transaction are expensed as incurred.

Under SFAS No. 141(R), which applies to transactions that occur after January 1, 2009, the Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company is using the excess earnings method to value the acquired intangible assets related to developed technology and customer relationships. This method is an income approach that identifies the future cash flows specifically related to the individual assets. The trademarks and patents were valued via a relief from royalty method. This method identifies similar licensing transactions for trademarks and patents and then applies those rates to the acquired assets. Each asset is measured at fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS No. 157), from the perspective of a market participant. In accordance with SFAS No. 141(R), transaction costs and restructuring costs associated with the transaction are expensed as incurred.

Purchase Price

The acquisition-date fair value of the consideration consisted of the following:

Number of shares of Acme Packet common stock issued to Covergence stockholders	2,874,383
Price per share (a)	$7.74	$22,248
Cash paid to Covergence stockholders		20
Cash paid for withholding taxes due (b)		578
Estimated purchase price		$22,846

(a)	Represents the closing stock price of the Company’s common stock as reported on the Nasdaq Global Market on April 29, 2009, the date of the signing of the Merger Agreement to acquire Covergence.
(b)	Represents withholding taxes paid in lieu of additional shares being exchanged.

Preliminary Allocations of Assets and Liabilities

For the purposes of the condensed consolidated balance sheets, the Company has made preliminary allocations of the purchase price for Covergence to the net tangible and intangible assets, and the deferred tax asset and liability. However, the Company is in the process of completing its valuations of certain intangible assets. The final allocations of the purchase price to intangible assets, goodwill, if any, and the deferred tax asset and liability may differ materially from the information presented in these unaudited condensed consolidated financial statements.  The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Preliminary Estimate of Fair Value as of April 30, 2009
Cash and cash equivalents acquired	$6,563
Other tangible assets acquired	3,194
Intangible assets	8,440
In-process research and development	2,527
Deferred tax asset	8,636
Liabilities assumed	(2,336)
Deferred tax liability	(4,178)
Estimated purchase price	$22,846

In performing the preliminary purchase price allocation, the Company considered, among other factors, their intention for future use of the acquired assets, analyses of historical financial performance and estimates of future cash flows from Covergence’s products and services. The preliminary purchase price was allocated based upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date. The allocation resulted in acquired intangible assets of $8,440 and no goodwill. The acquired intangibles consisted of developed technology, customer relationships, trademarks and trade names, and patents and patents pending and were valued using the discounted cash flows and relief-from royalty approaches. The developed technology, customer contracts and trademarks and trade-names will be amortized over their useful lives of approximately seven to 13 years.  The acquired intangible assets are subject to review for impairment as indicators of impairment develop and otherwise at least annually. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which fair value of $1,158 was ascribed using a cost-plus profit approach.

The deferred tax asset relates to the net operating losses acquired for Covergence as part of the transaction.  To the extent that the Company continues to realize net income, the Company should be able to utilize all of these assets.

The deferred tax liability primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

Merger and Integration-Related Costs

The Company incurred $1,102 in expenses that are reflected as merger and integration-related expenses on the condensed consolidated statements of income for the three and six months ended June 30, 2009. These costs included transaction expenses of $585 primarily consisting of various professional fees.  In addition, the Company determined that, as a result of the acquisition, there existed certain redundancies in operations.  As a result, the Company incurred charges consisting of severance and related benefits of $517 in April 2009 to decrease Covergence headcount by twenty employees.

Pro Forma Financial Information

The following table shows unaudited pro forma results of operations as if the Company had acquired Covergence on January 1, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenue	$33,373	$27,126	$70,671	$60,594
Gross profit	26,981	20,474	56,813	46,880
Income (loss) from operations	832	(3,315)	6,601	(303)
Net income (loss)	$545	$(2,520)	$4,243	$1,144
Net income (loss) per share:
Basic	$0.01	$(0.04)	$0.08	$0.02
Diluted	$0.01	$(0.04)	$0.07	$0.02

4.   Goodwill and Intangible Assets

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis, or earlier if impairment indicators are present. Based on the preliminary purchase price allocation performed in connection with the acquisition of Covergence, the acquisition did not result in any goodwill.

Intangible assets that have finite lives are amortized over their useful lives and are reviewed for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

Finite-lived intangible assets consist of the following:

		As of June 30, 2009
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization
Developed technology	6.6	$6,438	$139
Patents	12.8	769	3
Customer relationships	7.5	634	5
Trademarks and trade names	12.8	481	1
Internal use software	3.0	118	10
Total		$8,440	$158

Amortization expense related to intangible assets for the three and six months ended June 30, 2009 was $158.

The estimated remaining amortization expense for the remainder of 2009 and for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2009 (six months ended December 31, 2009)	$517
2010	1,545
2011	1,355
2012	1,290
2013	1,000
2014 and thereafter	2,575
Total	$8,282

In connection with the acquisition of Covergence, and based on the preliminary allocations, $2,527 of the intangible assets acquired from Covergence relate to in-process research and development assets. These in-process research and development assets primarily represent ongoing development work associated with enhancements to existing products, as well as the development of next generation session border controllers and session managers.  In accordance with SFAS No. 142, the Company will periodically evaluate these in-process research and development assets. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. These intangible assets will be tested for impairment on an annual basis, or earlier if impairment indicators are present.

5. Revenue Recognition

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

Maintenance and support services include telephone support, return and repair services, and unspecified rights to product upgrades and enhancements, and are recognized ratably over the term of the service period, which is generally twelve months. Maintenance and support revenue is generally deferred until the related product has been accepted and all other revenue recognition criteria have been met.

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

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, totaled approximately $5 and $47 for the three months ended June 30, 2009 and 2008, respectively.  Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, totaled approximately $15 and $64 for the six months ended June 30, 2009 and 2008, respectively.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred , the Company included approximately $179 and $104 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended June 30, 2009 and 2008, respectively.  The Company included approximately $339 and $211 of out-of-pocket expenses in service revenue and cost of service revenue in the six months ended June 30, 2009 and 2008, respectively.

6. Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with original maturities of ninety days or less. Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	June 30, 2009	December 31, 2008
Cash	$6,873	$4,738
Money market funds	148,750	120,985
Total cash and cash equivalents	$155,623	$125,723

As of June 30, 2009 and December 31, 2008, the Company had restricted cash in the amount of $484 and $333, respectively as collateral related to its facility leases. The Company’s restrictions with respect to this amount expires in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.

7. Inventory

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

8. Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

Property and equipment consists of the following:

	June 30, 2009	December 31, 2008
Computer hardware and software	$5,902	$5,220
Furniture and fixtures	1,537	1,529
Office and engineering equipment	8,056	6,919
Evaluation systems	6,333	5,159
Leasehold improvements	1,200	1,128
	23,028	19,955
Less accumulated depreciation and amortization	(16,553)	(14,470)
Property and equipment, net	$6,475	$5,485

Depreciation and amortization expense was $1,175 and $1,291 for the three months ended June 30, 2009 and 2008, respectively, and $2,102 and $2,623 for the six months ended June 30, 2009 and 2008, respectively.

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

During the three and six months ended June 30, 2009, the Company recognized impairment losses on its evaluation systems of $94.  No impairment losses were recognized in the three and six months ended June 30, 2008.

9. Concentrations of Credit Risk and Off-Balance Sheet Risk

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Customer A	14%	18%	16%	18%
Customer B	13	19	19	16

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	June 30, 2009	December 31, 2008
Customer A	20%	*
Customer C	13	*
Customer B	10	20%
Customer D	*	25
Customer E	*	12

* Less than 10% of total accounts receivable.

10. Product Warranties

Substantially all of the Company’s products are covered by a standard warranty of 90 days for software and one year for hardware. In the event of a failure of product or software covered by this warranty, the Company must repair or replace the software or product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which encompass its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty allowance and adjusts the amount as necessary.  If the historical data used to calculate the adequacy of the warranty allowance are not indicative of future requirements, additional or reduced warranty reserves may be required.

The following is a summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2009:

Balance at December 31, 2008	$160
Provision for warranty costs	182
Uses/Reductions	(179)
Balance at June 30, 2009	$163

11. Stock-Based Compensation

The Company recorded stock-based compensation expense of $2,613 and $1,851 for the three months ended June 30, 2009 and 2008, respectively, and $4,922 and $3,313 for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, there was $21,363 of unrecognized stock-based compensation expense related stock-based awards that is expected to be recognized over a weighted-average period of 2.81 years.

The following is a summary of the status of the Company’s stock options as of June 30, 2009 and the stock option activity for all stock option plans during the six months ended June 30, 2009:

	Number of Shares	Exercise Price Per Share		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2008	10,080,342	$0.20 –	18.36	$5.85
Granted	3,448,500	4.35 –	8.62	5.37
Canceled	(87,358)	3.82 –	12.42	8.40
Exercised	(491,287)	0.20 –	7.58	1.37		$673
Outstanding at June 30, 2009	12,950,197	0.20 –	18.36	5.88	5.97	64,169
Exercisable at June 30, 2009	5,994,999	0.20 –	18.36	4.68	5.55	37,695
Vested or expected to vest at June 30, 2009 (1)	11,627,353	$0.20 – 18.36		$5.75	5.94	$59,138

(1)            This represents the number of vested options as of June 30, 2009 plus the number of unvested options expected to vest as of June 30, 2009 based on the unvested options outstanding at June 30, 2009, adjusted for the estimated forfeiture rate.

(2)            The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2009 of $10.12 or the date of exercise, as appropriate, and the exercise price of the underlying options.

The Company has entered into Restricted Stock Unit Agreements with certain of its employees. Under the terms of the agreement, the Company has granted restricted stock units (RSUs) to its employees pursuant to the 2006 Equity Incentive Plan.  Vesting occurs periodically at specified time intervals, ranging from two to three years, and in specified percentages.  Upon vesting, the holder will received one share of the Company’s common stock for each unit vested.  A summary of the Company’s unvested RSUs outstanding at June 30, 2009 and the changes during the six months then ended, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2008	179,000	$7.51
Granted	256,000	5.22
Vested	(41,182)	7.51
Forfeited	—	—
Unvested RSUs at June 30, 2009	393,818	$6.02

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

12. Comprehensive Income

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

13. Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share.   A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average number of shares of common stock	56,942,747	60,206,884	55,851,571	60,346,669
Less: Weighted-average number of unvested restricted common shares outstanding	(1,200)	(37,849)	(2,453)	(47,470)
Weighted-average number of common shares used in calculating basic net income per share	56,941,547	60,169,035	55,849,118	60,299,199
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	4,390,512	4,781,379	3,894,349	4,880,983
Weighted-average number of unvested restricted common shares outstanding	1,088	37,849	2,183	47,470
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	85,261	29,801	71,374	18,959
Weighted-average number of common shares used in computing diluted net income per share	61,418,408	65,018,064	59,817,024	65,246,611

In the computation of diluted weighted-average shares outstanding, 5,183,171 and 4,211,170 weighted-average common share equivalents underlying outstanding stock options have been excluded from the computation during the three months ended June 30, 2009 and 2008, respectively, and 7,150,767 and 3,916,810 weighted-average common share equivalents underlying outstanding stock options have been excluded from the computation during the six months ended June 30, 2009 and 2008, as their effect would have been antidilutive.

14. Income Taxes

For the three months ended June 30, 2009 and 2008, the Company’s effective income tax rates were 39% and 41%, respectively, and for the six months ended June 30, 2009 and 2008, the Company’s effective tax rates were 37% and 39%, respectively.  As of June 30, 2009, the Company currently expects to realize a recorded deferred tax asset, net of $12,260. The Company’s conclusion that the asset will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s net recorded deferred tax asset cannot be assured, and to the extent that future taxable income against which this tax asset may be applied is not sufficient, some or all of the Company’s net recorded deferred tax asset would not be realizable.  Approximately $3,943 of the deferred tax asset recorded as of June 30, 2009 is attributable to benefits associated with stock-based compensation charges.  Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against this amount.  However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

15. Contingencies

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2009 and December 31, 2008, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

16. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
Accrued compensation and related benefits	$5,424	$4,302
Accrued sales and use taxes	1,071	490
Accrued income taxes payable	217	—
Accrued warranty	163	160
Other accrued liabilities	2,609	1,913
Total	$9,484	$6,865

17. Segment Information

Geographic Data

Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States and Canada	$17,811	$10,374	$34,917	$27,742
International	15,050	15,287	28,931	29,599
Total	$32,861	$25,661	$63,848	$57,341

During the three and six months ended June 30, 2009 and 2008, no one international country contributed more than 10% of the Company’s total revenue.

18. Fair Value Measurements

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

19. Subsequent Events

The Company has evaluated all events and transactions that occurred after June 30, 2009 up to the time of the filing with the SEC on August 10, 2009, which is the date these financial statements were issued.

20. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The implementation of SFAS No. 165 did not impact the Company’s consolidated financial statements.  See Note 1, under “Basis of Presentation,” and Note 19, “Subsequent Events” for the related disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the SFAS No. 168 to have an impact on its consolidated financial position or results of operations.

In December 2008, the FASB issued EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, which would modify the objective-and-reliable-evidence-of-fair-value threshold as it relates to assigning value to specific deliverables in a multiple-element arrangement, which was previously set forth under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 08-1 would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple-element arrangements and allocating arrangement consideration when neither VSOE nor acceptable third-party evidence of the selling price of the undelivered element are available.  EITF No. 08-1 would be effective for annual reporting periods beginning after December 31, 2009 if affirmed. Additionally, in March 2009, the FASB issued EITF Issue No. 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements, which would amend SOP No. 97-2 and EITF No. 03-5 so that products or services that contain software that is more-than-incidental to the products or services will no longer be within the scope of SOP No. 97-2 and therefore, would be subject to the provisions of SAB No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 08-1.  Further discussion on both EITF No. 08-1 and EITF No. 09-3 is currently planned and no effective date has been identified.  The Company is currently evaluating the effect that the adoption of EITF No. 09-3 and EITF No. 08-1 may have on the its consolidated financial position and results of operations.

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

•               the expectations about our growth, the demand for and the growth of worldwide revenues for session border controllers;

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

Overview

Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers and enterprises to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where internet protocol networks connect, known as network borders. Our products support multiple applications in service provider, enterprise and contact center networks; from voice-over-internet-protocol, or VoIP, trunking to hosted enterprise and residential services to fixed-mobile convergence.  Our products satisfy critical security, service assurance and regulatory requirements in wireline, cable and wireless networks, and support multiple protocols and multiple border points.  As of June 30, 2009, more than 830 end users in 95 countries have deployed our products. We sell or license our products and support services through our direct sales force and approximately 60 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain; Seoul, Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, France, Germany, Hong Kong, India, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Russia, Singapore, South Africa, Taiwan, Thailand and throughout the United States. In the short-term we expect to selectively add personnel to provide additional geographic sales and technical support coverage.

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

Service providers are beginning to migrate to a single IP network architecture to serve as the foundation for their next-generation voice, video and data service offerings. In order to provide secure and high quality interactive communications on a converged IP network, service providers must be able to manage and integrate the communications flows that comprise communication sessions for applications such as interactive video and VoIP, which allows the routing of voice conversations over the internet.

Prior to the advent of the SBC, IP network infrastructure equipment, such as softswitches, routers and data firewalls, was able to initiate and route undifferentiated data but lacked the ability to target specifically the management of interactive communication sessions. We believe that there is significant demand for SBCs that can facilitate the delivery of secure and high quality real-time interactive communications across all IP network borders. Infonetics Research, a market research and consulting firm specializing in networking and IP communications, projects that worldwide revenue for SBCs will increase from $40 million in 2008 to $295 million in 2013 associated with the enterprise market and from $209 million in 2008 to $373 million in 2013 associated with the service provider market.

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

Within today’s modern contact center, the migration of voice services from time-division multiplexing, or TDM, to IP is now well underway.  This migration is essential to the contact center’s strategic goals: meeting customers’ growing service expectations, achieving ever-higher performance and quality metrics, improving agent retention rates, growing revenues and reducing capital and operating costs.  However, existing network and security infrastructure that was originally deployed for TDM voice services and data applications have demonstrated deficiencies for IP interactive communications.  We believe that contact center strategists are deploying SBCs to assert control over the four critical IP network borders found in most contact centers: its connections to IP trunking service providers, to managed private IP networks, to the public internet, and to virtual contact center locations. With SBCs to reinforce these borders in five key functional areas—security, application reach, SLA assurance, cost optimization, and regulatory compliance—contact centers can successfully and safely navigate the transition to an IP infrastructure.  Our early customers within this market have included the contact center operations of our Tier 1 service providers throughout North America, Europe, as well as Central and Latin America.

Current Events

Acquisition of Covergence

On April 30, 2009, we acquired Covergence Inc. (Covergence), a privately-held company located in Maynard, Massachusetts, which provides software-based SBCs for the delivery of VoIP/IP telephone, unified communications and service-orientated architecture applications, for approximately $22.8 million,  consisting of 2,874,383 shares of our common stock, $20,000 in cash payments to the stockholders of Covergence and the payment of certain withholding taxes of $578,000.

Key Financial Highlights

Some of our key financial highlights for the second quarter of 2009 include:

•                    Net revenues were $32.9 million for the second quarter 2009 compared to $25.7 million in the same period of 2008.

•                    Net income for the second quarter of 2009 was $1.7 million compared to $0.8 million in the same period of 2008.

•                    Net income per share was $0.03 on a diluted basis for the second quarter of 2009 compared to $0.01 per share on a diluted basis in the same period of 2008.

•                    Cash flows from operating activities were $14.2 million for the second quarter of 2009 compared to $6.0 million in the same period of 2008.

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

Factors That May Affect Future Performance

•                      Integration of Covergence Inc. As part of our growth strategy, our acquisition of Covergence will allow Covergence’s software-based SBCs to complement our existing Net-Net family of custom hardware-based SBCs by extending our low-end product range to address the needs of small and remote enterprise locations. Whether we realize the anticipated benefits from this transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that this transaction will be successful.

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

•                      Research and Development. To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely manner to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for SBCs is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position.

•                      Managing Growth. We significantly expanded our operations in 2008 and the first six months of 2009. During the period from June 30, 2008 through June 30, 2009, we increased the number of our employees and full-time independent contractors by 20%, from 359 to 432, and we opened sales offices in Korea and the United Kingdom.  In connection with the acquisition of Covergence, we added 39 employees during April 2009.  We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments.  In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, which expansion could occur organically or through future acquisition opportunities.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. During the period from June 30, 2008 through June 30, 2009, we increased the number of our employees and full-time independent contractors by 20%, from 359 to 432. In addition to the 39 employees added through the acquisition of Covergence in April 2009, we expect to selectively hire new employees in the short-term to support our expected growth.

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

General and administrative expense consists primarily of (a) salaries, wages and personnel costs related to our executive, finance, human resource and information technology organizations, (b) accounting and legal professional fees, (c) expenses associated with uncollectible accounts and (d) other related overhead. We expect general and administrative expense to modestly increase in absolute dollars for the foreseeable future as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment.  SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three months ended June 30, 2009 and 2008, we recorded expense of $2.6 million and $1.9 million, respectively, and for the six months ended June 30, 2009 and 2008, we recorded expense of $4.9 million and $3.3 million, in connection with share-based payment awards. Based on share-based awards outstanding as of June 30, 2009, a future expense of non-vested options of $21.4 million is expected to be recognized over a weighted-average period of 2.81 years.

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

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 13, 2009.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenue

	Three Months Ended June 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$24,243	74%	$19,944	78%	$4,299	22%
Maintenance, support and service	8,618	26	5,717	22	2,901	51
Total revenue	$32,861	100%	$25,661	100%	$7,200	28%

Revenue by Geography:
United States and Canada	$17,811	54%	$10,374	40%	$7,437	72%
International	15,050	46	15,287	60	(237)	(2)
Total revenue	$32,861	100%	$25,661	100%	$7,200	28%

Revenue by Sales Channel:
Direct	$13,272	40%	$7,793	30%	$5,479	70%
Indirect	19,589	60	17,868	70	1,721	10
Total revenue	$32,861	100%	$25,661	100%	$7,200	28%

The $4.3 million increase in product revenue was primarily the result of an increase in the average selling price of our systems due to changes in both our product software configuration mix, including software upgrades, and the mix of platforms purchased by our customers.  The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold.  Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content. The increase is also attributable to an increase in the number of systems sold in the three months ended June 30, 2009, which reflected the growth in the worldwide market for our products.  This growth was primarily realized through our direct sales channel.  Direct product revenues increased $3.7 million, of which $3.5 million was attributable to our United States and Canadian customers, and $146,000 was attributable to our international customers.  To a lesser extent, our indirect sales channel also contributed to the growth in product revenue, increasing $632,000 in the three months ended June 30, 2009.

Maintenance, support and service revenue increased by $2.9 million primarily as a result of a $2.7 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, an increase of $232,000 in installation, professional services and training revenue, including reimbursable travel expenses, primarily driven by the timing of our installation services.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2009		2008
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$4,870	20%	$4,285	21%	$585	14%
Maintenance, support and service	1,207	14	1,471	26	(264)	(18)
Total cost of revenue	$6,077	18%	$5,756	22%	$321	6%

Gross Profit:
Product	$19,373	80%	$15,659	79%	$3,714	24%
Maintenance, support and service	7,411	86	4,246	74	3,165	75
Total gross profit	$26,784	82%	$19,905	78%	$6,879	35%

The $585,000 increase in cost of product revenue was primarily related to an increase of $568,000 in direct product costs, reflecting an increase in the number of systems shipped and changes in the product platforms purchased by our customers.  Costs associated with our manufacturing operations also increased by $196,000 representing a slight increase in headcount, an increase in stock-based compensation expense and the amortization of developed technology acquired in the Covergence transaction of $139,000.  These increases were partially offset by a decrease in other product costs, including a decrease in amounts reserved against inventory deemed to be obsolete and in levels in excess of forecasted demand, of $179,000.

The $264,000 decrease in cost of maintenance, support and service revenue was due to decreased costs associated with our warranty and repair programs of $529,000, partially offset by an increase in salaries and related benefits of $167,000 corresponding with a 20% increase in employee headcount, an increase of $72,000 in stock-based compensation expense and an increase of $42,000 in third party consulting services.  These increases are primarily related to our acquisition of Covergence in April of 2009.

Product gross margin increased 1 percentage points, primarily due to an increase in the average selling price of our systems during the three months ended June 30, 2009, reflecting a change in product and platform mix which resulted in manufacturing and other indirect costs being absorbed by a higher product volume base.

Gross margin on maintenance, support and service revenue increased 12 percentage points, primarily due to an increase in maintenance revenues associated with the growth in our installed product base without a corresponding increase in related costs.

We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Three Months Ended June 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$12,608	38%	$11,232	44%	$1,376	12%
Research and development	7,078	22	5,975	23	1,103	18
General and administrative	3,288	10	2,069	8	1,219	59
Merger and integration-related costs	1,102	3	—	—	1,102	—
Total operating expenses	$24,076	73%	$19,276	75%	$4,800	25%

Of the $1.4 million increase in sales and marketing expense, (a) $976,000 was attributable to higher salaries, commissions and benefits associated with a 20% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, the majority of which resulted from the acquisition of Covergence,  (b) $318,000 was attributable to an increase in stock-based compensation expense, (c) $170,000 was attributable to an increase in third-party consulting costs, (d) $112,000 was attributable to an increase in facilities costs associated with larger sales offices in Seoul, Korea and Madrid, Spain, (e) $101,000 was attributable to increased expenditures associated with marketing programs, all of which were partially offset by a decrease of $298,000 in travel expenses.  The balance was primarily attributable to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.   However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

Research and development expense increased by $1.1 million as a result of (a) a $775,000 increase attributable to  an increase in salaries and related benefits associated with a 20% increase in the number of employees working on the design and development of new products and enhancements of existing products, quality assurance and testing, the majority of which were associated with the acquisition of Covergence in April 2009, (b) a $228,000 increase in stock-based compensation expense and (c) a $70,000 increase in engineering supplies and technology.  The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

The $1.2 million increase in general and administrative expense was attributable to (a) an increase of $375,000 in salaries and related benefits associated with increased bonuses and other benefits, (b) an increase of $375,000 in third-party consulting services, (c) an increase of $280,000 in bad debt expense, (d) an increase of $201,000 in facilities expense, and (e) a $120,000 increase in stock-based compensation expense and (f) an increase of $71,000 in legal, accounting and professional fees related to our ongoing compliance responsibilities of being a publicly-traded company.  These increases were partially offset by a $299,000 decrease in other fees and taxes representing a sales and use tax refund received during the three months ended June 30, 2009.  The remainder of the difference was related to a net increase in other miscellaneous general and administrative expenses.  We expect general and administrative expense to continue to increase in absolute dollars  as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

We incurred $1.1 million of merger and integration-related costs associated with our acquisition of Covergence in April 2009, including $585,000 of transaction expenses and $517,000 of severance related charges pertaining to 20 employees of Covergence across all functional areas who were terminated on April 30, 2009.  There were no such costs incurred in the three months ended June 30, 2008.

Operating and Other Income

	Three Months Ended June 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$2,708	8%	$629	2%	$2,079	331%
Interest income	50	—	760	3	(710)	(93)
Other expense	6	—	2	—	4	200
Income before provision for income taxes	2,764	8	1,391	5	1,373	99
Provision for income taxes	1,071	3	575	2	496	86
Net income	$1,693	5%	$816	3%	$877	107%

Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income reflected lower average interest rates in the three months ended June 30, 2009.

Provision for Income Taxes

For the three months ended June 30, 2009 and 2008, our effective income tax rates were 39% and 41%, respectively.  While the effective tax rates were consistent between periods, the 39% effective rate in 2009 included transaction expenses related to our acquisition of Covergence in April 2009, which are not deductible for tax purposes, offset by the utilization of federal tax credits associated with our research and development activities. These tax credits were not available to us through September 30, 2008.  However, as a result of the Emergency Economic Stabilization Act of 2008, these tax credits were reinstated on October 3, 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenue

	Six Months Ended June 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$47,294	74%	$46,468	81%	$826	2%
Maintenance, support and service	16,554	26	10,873	19	5,681	52
Total revenue	$63,848	100%	$57,341	100%	$6,507	11%

Revenue by Geography:
United States and Canada	$34,917	55%	$27,742	48%	$7,175	26%
International	28,931	45	29,599	52	(668)	(2)
Total revenue	$63,848	100%	$57,341	100%	$6,507	11%

Revenue by Sales Channel:
Direct	$23,501	37%	$21,985	38%	$1,516	7%
Indirect	40,347	63	35,356	62	4,991	14
Total revenue	$63,848	100%	$57,341	100%	$6,507	11%

The $826,000 increase in product revenue was primarily the result of an increase in the average selling price of our systems due to changes in both our product software configuration mix, including software upgrades, and the mix of system platforms purchased by our customers, partially offset by a decrease in the number of systems sold in the six months ended June 30, 2009.  The product configuration, which reflects the mix of session capacity and requested features, determines the prices for each SBC sold.   Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content.  Indirect product revenues increased $2.8 million, as a result of a $6.4 million increase attributable to customers in the United States and Canada, partially offset by a decrease of $3.6 million in indirect product revenues to our international customers.  Direct product revenues decreased $2.0 million, primarily as a result of a $3.3 million decrease attributable to United States and Canadian customers, partially offset by an increase of $1.3 million in direct product revenues related to our international customers.

Maintenance, support and service revenue increased by $5.7 million primarily as a result of a $5.5 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, an increase of $207,000 in installation, professional services and training revenue, including reimbursable travel expenses, primarily driven by the timing of our installation services.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2009		2008
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$10,102	21%	$9,233	20%	$869	9%
Maintenance, support and service	2,130	13	2,607	24	(477)	(18)
Total cost of revenue	$12,232	19%	$11,840	21%	$392	3%

Gross Profit:
Product	$37,192	79%	$37,235	80%	$(43)	—%
Maintenance, support and service	14,424	87	8,266	76	6,158	75
Total gross profit	$51,616	81%	$45,501	79%	$6,115	13%

The $869,000 increase in cost of product revenue was primarily related to an increase in direct product cost of $477,000 due to an increase in the average cost of systems sold in the six months ended June 30, 2009, a $267,000 increase in other costs associated with amounts reserved against inventory deemed to be obsolete and in levels in excess of forecasted demand and the amortization of developed technology acquired in the Covergence transaction of $139,000.

The $477,000 decrease in cost of maintenance, support and service revenue was due to decreased costs associated with our warranty and repair programs of $854,000 and, to a lesser extent, a decrease of $45,000 in travel expenses and a $22,000 decrease in depreciation expense, partially offset by an increase in salaries and related benefits of $287,000 corresponding with a 20% increase in employee headcount and an increase in stock-based compensation expense of $82,000.

Product gross margin decreased 1 percentage point, primarily due to a decrease in the number of systems sold during the six months ended June 30, 2009, which resulted in manufacturing and other indirect costs being absorbed by a lower product volume base, in addition to an increase in the amounts reserved for excess and obsolete inventory and a higher average cost per system.

Gross margin on maintenance, support and service revenue increased 11 percentage points, primarily due to an increase in maintenance revenues associated with the growth in our installed product base without a corresponding increase in related costs, and a decrease in the costs associated with our warranty and repair programs.

We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Six Months Ended June 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$23,944	37%	$21,776	38%	$2,168	10%
Research and development	13,242	21	11,376	20	1,866	16
General and administrative	6,421	10	4,753	8	1,668	35
Transaction costs	1,102	2	—	—	1,102	—
Total operating expenses	$44,709	70%	$37,905	67%	$6,804	18%

Of the $2.2 million increase in sales and marketing expense, (a) $1.5 million was attributable to higher salaries, commissions and benefits associated with a 20% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, the majority of which resulted from our acquisition of Covergence,  (b) $513,000 was attributable to an increase in stock-based compensation expense, (c) $298,000 was attributable to increased expenditures associated with marketing programs, including trade shows, (d) $172,000 was attributable to an increase in outside consulting services, and (e) $167,000 was attributable to an increase in facilities costs related to larger sales offices in Seoul, Korea and Madrid, Spain, all of which were partially offset by a decrease of $181,000 in depreciation expense resulting from impairment losses taken on customer evaluation equipment during the fourth quarter of 2008 and a decrease of $314,000 in travel expenses.  The balance was primarily attributable to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.   However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.

Of the $1.9 million increase in research and development expense, (a) $1.1 million was attributable to higher salaries and benefits associated with a 20% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, the majority of which were associated with the acquisition of Covergence in April 2009, (b) $833,000 was attributable to an increase in stock-based compensation expense and (c) $104,000 was attributable to increased spending on engineering tools and technology.  These increases were partially offset by a decrease in outside services of $168,000.  The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

Of the $1.7 million increase in general and administrative expense, (a) $602,000 was attributable to an increase in bad debt expense, (b) $500,000 was attributable to an increase in outside consulting services, (c) $362,000 was attributable to an increase in bonuses earned and other benefits, (d) $247,000 was associated with increased facilities costs, (e) $196,000 was attributable to an increase in legal, accounting and professional fees related to our ongoing compliance responsibilities of being a publicly-traded company, and (f) $140,000 was attributable to an increase in stock-based compensation expense.  These increases were partially offset by (a) a decrease in other fees and taxes of $290,000 representing a sales and use tax refund received during the six months ended June 30, 2009 and (b) a $143,000 decrease in professional search fees related to the search for our chief financial officer, Peter Minihane, which were incurred in the first quarter of 2008.  The remainder of the difference was related to a net increase in other miscellaneous general and administrative expenses.  We expect general and administrative expense to continue to increase in absolute dollars  as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

We incurred $1.1 million of merger and integration-related costs associated with our acquisition of Covergence in April 2009, including $585,000 of transaction expenses and $517,000 of severance related charges pertaining to 20 employees of Covergence, across all functional areas, who were terminated on April 30, 2009.  There were no such costs incurred in the six months ended June 30, 2008.

Operating and Other Income

	Six Months Ended June 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$6,907	11%	$7,596	13%	$(689)	(9)%
Interest income	165	—	2,073	4	(1,908)	(92)
Other expense	(43)	—	(19)	—	(24)	126
Income before provision for income taxes	7,029	11	9,650	17	(2,621)	(27)
Provision for income taxes	2,578	4	3,796	7	(1,218)	(32)
Net income	$4,451	7%	$5,854	10%	$(1,403)	(24)%

Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income reflected lower average interest rates in the six months ended June 30, 2009.

Provision for Income Taxes

For the six months ended June 30, 2009 and 2008, our effective income tax rates were 37% and 39%, respectively.   While the effective tax rates were relatively consistent between periods, the 37% effective rate in 2009 included transaction expenses related to our acquisition of Covergence in April 2009, which are not deductible for tax purposes, offset by the utilization of federal tax credits associated with our research and development activities. These tax credits were not available to us through September 30, 2008.  However, as a result of the Emergency Economic Stabilization Act of 2008, these tax credits were reinstated on October 3, 2008.

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

Key measures of our liquidity are as follows:

	As of and for the Six Months Ended June 30, 2009	As of and for the Year Ended December 31, 2008
	(in thousands)
Cash and cash equivalents	$155,623	$125,723
Accounts receivable, net	19,954	26,163
Working capital	153,990	136,006
Cash provided by operating activities	25,197	28,671
Cash provided by (used in) financing activities	1,202	(35,326)

Cash and cash equivalents.    Our cash and cash equivalents at June 30, 2009 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $484,000 at June 30, 2009 and $333,000 at December 31, 2008, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters facilities in Burlington, Massachusetts, and our sales office facility in Madrid, Spain.

Accounts receivable, net.    Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our shipments and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) 90 days. DSO was 55 days at June 30, 2009 and 77 days at December 31, 2008.  The decrease in DSO was primarily related to the timing of product shipments and revenue recognition during the three months ended June 30, 2009 as well as the timing of customer payments.

Operating activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debts, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2009 was $25.2 million and consisted of $4.5 million of net income, non-cash adjustments of $7.2 million (consisting primarily of $4.9 million of stock-based compensation expense, $2.3 million of depreciation and amortization expense, $451,000 of provisions for bad debts, and a $94,000 impairment loss on property and equipment, partially offset by $528,000 of excess tax benefits from the exercise of stock options), and $13.5 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected an increase in deferred revenue of $7.8 million primarily related to an increase in deferred maintenance contracts received from customers and the acquisition of Covergence, a $7.5 million reduction in accounts receivable, reflecting  the timing of customer payments and product shipments in the six months ended June 30, 2009, and an increase of $436,000 in accrued expenses, partially offset by a decrease of $1.0 million in accounts payable, a $707,000 increase in other current assets and a $418,000 increase in inventory.

Investing activities.  Net cash provided by investing activities included net cash received from our acquisition of Covergence in April 2009, of $6.0 million, partially offset by capital expenditures in the six months ended June 30, 2009 of $2.3 million.

Equity financing activities.  Net cash provided by financing activities included proceeds from the exercise of common stock options in the amount of $674,000 and $528,000 of excess tax benefits from the exercise of stock options.

Anticipated Cash Flows. We believe our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, and given the current condition of the global financial markets, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

Requirements

Capital expenditures.    We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, and other general purposes to support our growth. Our capital expenditures totaled $2.2 million in the six months ended June 30, 2009. We expect to spend an additional $4.6 million in capital expenditures in the remainder of 2009, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual obligations and requirements.    Our only significant contractual obligation relates to the lease of our corporate headquarters facilities in Burlington, Massachusetts and our office facilities in Madrid, Spain. The following table sets forth our commitments to settle contractual obligations in cash after June 30, 2009:

	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases as of June 30, 2009	$1,544	$1,470	$74	$—	$—

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of June 30, 2009, our foreign exchange exposure would have fluctuated by approximately $10,000.

Interest Rate Risk

At June 30, 2009, we had unrestricted cash and cash equivalents totaling $155.6 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4.    Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks discussed below, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K, some of which are updated below.  These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of  these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 15 of this Quarterly Report on Form 10-Q.

Risks Relating to Our Business

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

As of June 30, 2009, we had approximately 60 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 63% of our total revenue in the six months ended June 30, 2009 as compared to 59% and 61% of our total revenue in 2008 and 2007, respectively.  Three distribution partners accounted for 43% of our accounts receivable as of June 30, 2009, while two and three distribution partners represented 32% and 54% of our accounts receivable as of December 31, 2008 and 2007, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations.  For example, one of our distribution partners entered into bankruptcy proceedings in January 2009, which caused us to increase our allowance for doubtful accounts as of December 31, 2008.  Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase SBCs from our competitors rather than from us. Under our contracts with our distribution partners, they generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

Moreover, if we are unable to leverage our sales and support and services resources through our distribution partner relationships, we may need to hire and train additional qualified sales and support and services personnel. We cannot be assured, however, that we will be able to hire additional qualified sales and support and services personnel in these circumstances and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales and support and services personnel, we will incur additional costs and our operating results, including our gross margin, which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, two customers accounted for 35% of our total revenue in the six months ended June 30, 2009, and three such customers accounted for 42% of our total revenue in the year ended 2008. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

We recently acquired Covergence Inc. and may undertake additional acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of our growth strategy, in April 2009, we acquired Covergence Inc. (Covergence), a privately-held company located in Maynard, Massachusetts, which provides software-based SBCs for the delivery of VoIP/IP telephone, unified communications and service-orientated architecture applications.  Whether we realize the anticipated benefits from this transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that this transaction will be successful.  In addition, as part of the merger consideration for the acquisition of Covergence, we issued 2,874,383 shares of common stock and agreed to register these shares with the SEC for resale by the new stockholders.  As a result, our stockholders experienced dilution and as these shares become available for resale, the supply of common stock will increase, which could result in a decrease in the price of our stock.

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

We continued to expand our operations in 2008 and the first six months of 2009. For example, during the period from June 30, 2008 through June 30, 2009, we increased the number of our employees and full-time independent contractors by 20%, from 359 to 432, and we opened sales offices in Spain, Korea and the United Kingdom.  In connection with the acquisition of Covergence, we added approximately 40 employees during April 2009.  In addition, our total operating expenses for the year ended December 31, 2008 increased by 18% from the year ended December 31, 2007, and for the six months ended June 30, 2009 were 18% higher than for the six months ended June 30, 2008.  We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the present macroeconomic crisis, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

We held our 2009 Annual Meeting of Stockholders on May 19, 2009. Our stockholders approved each of the following proposals by the votes specified below.

Proposal No. 1 — The election of three nominees as Class III directors to the Board of Directors for a term of three years.

Nominee	For	Withheld
David B. Elsbree	51,010,945	275,772
Patrick J. MeLampy	51,011,056	275,661
Robert G. Ory	50,673,336	613,381

After the 2009 Annual Meeting of Stockholders, Gary J. Bowen and Robert C. Hower continued their terms as Class II Directors serving until the 2011 Annual Meeting of Stockholders and Andrew D. Ory and Michael Thurk continued their terms as a Class I Director serving until the 2010 Annual Meeting of Stockholders.

Proposal No. 2 — The ratification of the selection of Ernst & Young LLP as our independent registered public accountants for the year ending December 31, 2009.

For	Against	Abstain
51,250,641	32,394	3,682

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33041)).

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

ACME PACKET, INC (Registrant)

	By:	/s/ Andrew D. Ory
Date: August 10, 2009		Andrew D. Ory Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Peter J. Minihane
Peter J. Minihane Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)