Form 10-Q
period 2009-09-30
ACME PACKET INC
filed 2009-11-09
CIK 1130258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑   Yes      ☐   No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☐   Yes     ☐   No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐   Yes       ☑   No
     The number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2009: 58,248,402

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — Financial Information
Item 1 — Condensed Consolidated Financial Statements (unaudited)
ACME PACKET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$158,801	$125,723
Accounts receivable, net of allowance of $1,614 and $1,281, respectively	25,594	26,163
Inventory	8,303	7,008
Deferred tax asset	1,684	1,262
Other current assets	4,191	1,362

Total current assets	198,573	161,518

Property and equipment, net	6,647	5,485
Intangible assets, net	10,557	—
Deferred tax asset, net	10,576	6,540
Other assets	215	467

Total assets	$226,568	$174,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,533	$3,364
Accrued expenses and other current liabilities	9,136	6,865
Deferred revenue, current portion	22,167	15,283

Total current liabilities	36,836	25,512

Deferred rent	—	96

Deferred revenue, net of current portion	3,259	1,591

Contingencies (Note 15)

Stockholders’ equity:

Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding - 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 64,986,389 and 61,446,077 shares, respectively	65	61
Additional paid-in capital	184,194	152,567
Treasury stock, at cost — 6,756,680 shares	(37,522)	(37,522)
Retained earnings	39,736	31,705

Total stockholders’ equity	186,473	146,811

Total liabilities and stockholders’ equity	$226,568	$174,010

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Product	$27,726	$22,318	$75,020	$68,786
Maintenance, support and service	8,621	6,118	25,175	16,991

Total revenue	36,347	28,436	100,195	85,777

Cost of revenue (1) (2):
Product	5,178	4,861	15,280	14,094
Maintenance, support and service	1,773	1,132	3,903	3,739

Total cost of revenue	6,951	5,993	19,183	17,833

Gross profit	29,396	22,443	81,012	67,944

Operating expenses (1) (2):
Sales and marketing	13,703	11,359	37,647	33,135
Research and development	7,271	6,075	20,513	17,451
General and administrative	3,253	2,332	9,674	7,085
Merger and integration-related costs	—	—	1,102	—

Total operating expenses	24,227	19,766	68,936	57,671

Income from operations	5,169	2,677	12,076	10,273

Other income (expense):
Interest income, net	40	719	205	2,792
Other (expense) income	(12)	7	(55)	(12)

Total other income, net	28	726	150	2,780

Income before provision for income taxes	5,197	3,403	12,226	13,053
Provision for income taxes	1,617	1,369	4,195	5,165

Net income	$3,580	$2,034	$8,031	$7,888

Net income per share (Note 13):
Basic	$0.06	$0.03	$0.14	$0.13
Diluted	$0.06	$0.03	$0.13	$0.12

Weighted average number of common shares used in the calculation of net income per share:
Basic	58,143,857	58,120,027	56,622,433	59,568,054
Diluted	62,927,591	62,282,852	60,904,244	64,275,760

(1) Amounts include stock-based compensation expense, as follows:
Cost of product revenue	$125	$116	$381	$329
Cost of maintenance, support, and service revenue	154	122	415	301
Sales and marketing	1,261	967	3,537	2,732
Research and development	934	639	2,537	1,409
General and administrative	322	174	848	560

(2) Amounts include amortization of acquired intangible assets, as follows:
Cost of product revenue	$208	$—	$347	$—
Sales and marketing	21	—	30	—
Research and development	23	—	33	—
See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income	$8,031	$7,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,789	4,114
Provision for bad debts	511	525
Impairment of fixed assets	94	—
Stock-based compensation	7,718	5,331
Excess tax benefit related to exercise of stock options	(723)	(864)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	1,786	1,889
Inventory	(833)	(3,177)
Other current assets	(577)	(1,541)
Accounts payable	1,865	218
Accrued expenses, other current liabilities and deferred rent	283	2,055
Deferred revenue	7,395	5,187

Net cash provided by operating activities	29,339	21,625

Investing activities
Purchases of property and equipment	(3,786)	(3,215)
Cash received from the acquisition, net	5,965	—
(Increase) in other assets	(105)	—

Net cash provided by (used in) investing activities	2,074	(3,215)

Financing activities
Repurchase of common stock	—	(29,327)
Proceeds from exercise of stock options	942	670
Excess tax benefit related to exercise of stock options	723	864

Net cash provided by (used in) financing activities	1,665	(27,793)

Net increase (decrease) in cash and cash equivalents	33,078	(9,383)
Cash and cash equivalents at beginning of period	125,723	136,420

Cash and cash equivalents at end of period	$158,801	$127,037

Supplemental disclosure of cash flow related to acquisition (Note 3):
In connection with the acquisition of Covergence Inc. on April 30, 2009, the following transactions occurred:
Fair value of assets acquired	$29,360	$—
Liabilities assumed related to acquisition	(6,514)	—

Total purchase price	22,846	—
Less fair value of common stock issued	(22,248)	—
Less cash and cash equivalents acquired	(6,563)	—

Cash received from acquisition, net of cash paid	$5,965	$—

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
     On April 30, 2009, the Company acquired Covergence Inc. (Covergence), a privately-held company located in Maynard, Massachusetts, which provides software-based SBCs for the delivery of Voice over Internet Protocol (VOIP)/IP telephone, unified communications and service-orientated architecture applications, for approximately $22,846. See Note 3 for further discussion on the acquisition of Covergence.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2009 and statements of income for the three and nine months ended September 30, 2009 and 2008, and statements of cash flows for the nine months ended September 30, 2009 and 2008. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The Company has evaluated subsequent events up to the time of the filing with the Securities and Exchange Commission on November 9, 2009, which is the date that these financial statements were issued.
     As of September 30, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 141(R) (codified in FASB Accounting Standards Codification (ASC) 805, Business Combinations), SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (codified in FASB ASC 810, Consolidation), SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (codified in FASB ASC 815, Derivatives and Hedging), SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (codified in FASB ASC 105, Generally Accepted Accounting Principles), and SFAS No. 165, Subsequent Events (codified in FASB ASC 855, Subsequent Events). See Note 19 for additional information regarding the Company’s adoption of these pronouncements. Additionally, as a result of the acquisition of Covergence, the Company’s significant accounting policies and estimates now include the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (codified in FASB ASC 350, Intangibles-Goodwill and Other).
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
     Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, the expensing and capitalization of research and development costs for software, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to assess potential impairments related to intangible assets and goodwill, stock-based compensation expense, warranty allowances, and the recoverability of the Company’s net deferred tax asset.

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
Prior Year Financial Statement Reclassification
     Certain amounts totaling $492 and $1,415 in the condensed consolidated statement of income for the three and nine months ended September 30, 2008, respectively, related to costs associated with the Company’s facilities located in Burlington, Massachusetts have been reclassified in order to conform to the current period presentation. These amounts, which were previously included in general and administrative expenses, have been allocated, in the three and nine months ended September 30, 2008, among cost of revenue and operating expenses and consisted of $111 and $318, respectively, to product cost of revenue, $77 and $220, respectively, to cost of maintenance, support and service revenue, $95 and $273, respectively, to sales and marketing expense and $209 and $603, respectively, to research and development expense. The Company believes that by allocating these costs in this manner it represents the expenses associated with each of these activities more accurately.
     Certain amounts totaling $2,028 related to advance billings for maintenance contract renewals previously recorded as an increase to “accounts receivable” and “deferred revenue” in the condensed consolidated statement of cash flows as of the nine months ended September 30, 2008 have been reclassified in order to conform to the current period presentation. These amounts have been removed from both account balances because as of those dates, no amounts had been collected from the customer and neither party has completed its obligations pursuant to the arrangement. This reclassification had no impact on the previously reported cash provided by operating activities and previously reported results of operations.
3. Business Combination
     On April 30, 2009, the Company acquired Covergence, an emerging, innovative provider of software-based session border controllers for delivering VoIP/IP telephony, unified communications and service-orientated architecture applications within global 1000 enterprises. The aggregate purchase price was $22,846, consisting of 2,874,383 shares of the Company’s common stock, valued at approximately $22,248, $20 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for the former Chief Executive Officer of Covergence, of approximately $578.
     The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Covergence have been included in the accompanying condensed consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition-date fair values, which remain preliminary at September 30, 2009, while transaction and merger integration costs associated with the transaction have been expensed as incurred.
     The Company assigns the value of the consideration transferred to acquire a business to the tangible and identifiable intangible assets acquired, and liabilities assumed on the basis of their fair values at the date of acquisition. The Company is using the excess earnings method to value the acquired intangible assets related to developed technology and customer relationships. This method is an income approach that identifies the future cash flows specifically related to the individual assets. The trademarks and patents were valued via a relief-from-royalty method. This method identifies similar licensing transactions for trademarks and patents and then applies those rates to the acquired assets. Each asset is measured at fair value from the perspective of a market participant. Transaction costs and restructuring costs associated with the transaction have been expensed as incurred.
Purchase Price
     The acquisition-date fair value of the consideration consisted of the following:

Number of shares of the Company’s common stock issued to Covergence stockholders	2,874,383
Price per share (a)	$7.74	$22,248

Cash paid to Covergence stockholders		20
Cash paid for withholding taxes due (b)		578

Estimated purchase price		$22,846

(a)	Represents the closing stock price of the Company’s common stock as reported on the Nasdaq Global Market on April 29, 2009, the date of the signing of the Merger Agreement to acquire Covergence.

(b)	Represents withholding taxes paid in lieu of additional shares exchanged.

Preliminary Allocations of Assets and Liabilities
     For the purposes of the condensed consolidated balance sheets, the Company has made preliminary allocations of the purchase price for Covergence to the net tangible and intangible assets, and the deferred tax asset and liability. However, the Company is in the process of completing its valuation of certain intangible assets and deferred revenue. The final allocations of the purchase price to intangible assets, goodwill, if any, and the deferred tax asset and liability may differ materially from the information presented in these unaudited condensed consolidated financial statements. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Preliminary
Estimate of
Fair Value as
of April 30,
2009
Cash and cash equivalents	$6,563
Other tangible assets	3,194
Intangible assets	8,440
In-process research and development	2,527
Deferred tax asset	8,636
Liabilities assumed	(2,336)
Deferred tax liability	(4,178)

Estimated purchase price	$22,846

     In performing the preliminary purchase price allocation, the Company considered, among other factors, their intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from Covergence’s products and services. The preliminary purchase price was allocated based upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date. The allocation resulted in acquired intangible assets of $8,440 and no goodwill. The acquired intangible assets consisted of developed technology, customer relationships, trademarks and trade names, and patents and patents pending and were valued using the discounted cash flows and relief-from royalty approaches. The developed technology, customer contracts, and trademarks and trade-names will be amortized over their useful lives of approximately seven to thirteen years. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $1,158 was ascribed using a cost-plus profit approach.
     The deferred tax asset relates to the net operating losses acquired from Covergence as part of the transaction. To the extent that the Company continues to realize net income, the Company should be able to utilize all of these assets.
     The deferred tax liability primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.
Merger and Integration-Related Costs
     The Company incurred $1,102 in expenses that are reflected as merger and integration-related expenses on the condensed consolidated statement of income for the nine months ended September 30, 2009. These costs include transaction expenses of $585 consisting of various professional fees. In addition, the Company determined that, as a result of the acquisition, there existed certain redundancies in operations. As a result, the Company incurred charges consisting of severance and related benefits of $517 to decrease the Covergence headcount by twenty employees.
Pro Forma Financial Information
     The following table shows unaudited pro forma results of operations as if the Company had acquired Covergence on January 1, 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenue	$36,347	$38,522	$107,018	$91,205
Gross profit	29,396	30,779	86,081	70,707
Income (loss) from operations	5,169	2,304	11,636	(491)
Net income	$3,580	$1,811	$7,787	$1,520
Net income per share:
Basic	$0.06	$0.03	$0.14	$0.02
Diluted	$0.06	$0.03	$0.13	$0.02

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
     Intangible assets that have finite lives are amortized over their useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.
     Finite-lived intangible assets consist of the following:

		As of September 30, 2009
	Estimated	Gross
	Useful Life	Carrying	Accumulated
Description	(in years)	Value	Amortization
Developed technology	6.6	$6,438	$347
Patents	12.8	769	12
Customer relationships	7.5	634	21
Trademarks and trade names	12.8	481	6
Internal use software	3.0	118	24

Total		$8,440	$410

     Amortization expense related to intangible assets for the three and nine months ended September 30, 2009 was $252 and $410, respectively.
     The estimated remaining amortization expense for the remainder of 2009 and for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2009	$265
2010	1,545
2011	1,355
2012	1,290
2013	1,000
2014 and thereafter	2,575

Total	$8,030

     In connection with the acquisition of Covergence, and based on the preliminary allocations, $2,527 of the intangible assets acquired from Covergence relate to in-process research and development assets. These in-process research and development assets primarily represent ongoing development work associated with enhancements to existing products, as well as the development of next generation session border controllers and session managers. The Company will periodically evaluate these in-process research and development assets to determine if any projects have been competed. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. These intangible assets will be tested for impairment on an annual basis, or earlier if impairment indicators are present.
5. Revenue Recognition
     The Company recognizes revenue in accordance with the accounting standard addressing software revenue recognition, as the Company has determined that the software element of its product is “more than incidental” to its products as a whole.
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
     The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, totaled approximately $11 and $15 for the three months ended September 30, 2009 and 2008, respectively. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, totaled approximately $26 and $79 for the nine months ended September 30, 2009 and 2008, respectively.
     The Company included approximately $130 and $142 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended September 30, 2009 and 2008, respectively. The Company included approximately $469 and $353 of out-of-pocket expenses in service revenue and cost of service revenue in the nine months ended September 30, 2009 and 2008, respectively.
6. Cash and Cash Equivalents and Restricted Cash
     Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2009	2008
Cash	$3,139	$4,738
Money market funds	155,662	120,985

Total cash and cash equivalents	$158,801	$125,723

     As of September 30, 2009 and December 31, 2008, the Company had restricted cash in the amount of $484 and $333, respectively as collateral related to its facility leases. The Company’s restrictions with respect to this amount expire in June 2010 for the Burlington, Massachusetts leases and July 2011 for the Madrid, Spain lease, respectively.
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
     When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the required revenue recognition criteria, the Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.
8. Property and Equipment
     Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease
     Evaluation systems are carried at the lower of their depreciated value or their net realizable value.
     Property and equipment consists of the following:

	September 30,	December 31,
Asset Classification	2009	2008
Computer hardware and software	$6,147	$5,220
Furniture and fixtures	1,555	1,529
Office and engineering equipment	8,337	6,919
Evaluation systems	7,147	5,159
Leasehold improvements	1,287	1,128

	24,473	19,955
Less accumulated depreciation and amortization	(17,826)	(14,470)

Property and equipment, net	$6,647	$5,485

     Depreciation and amortization expense was $1,277 and $1,491 for the three months ended September 30, 2009 and 2008, respectively, and $3,379 and $4,114 for the nine months ended September 30, 2009 and 2008, respectively.
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
     During the three and nine months ended September 30, 2009, the Company recognized impairment losses on its evaluation systems of $0 and $94 respectively. No impairment losses were recognized in the three and nine months ended September 30, 2008.
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
     The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Customer A	11%	13%	16%	15%
Customer B	10	16	14	18
Customer C	*	13	*	*

*	Less than 10% of total revenue.
     The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	September 30,	December 31,
	2009	2008
Customer A	14%	*
Customer D	12	*
Customer B	12	20%
Customer C	*	25
Customer E	*	12

*	Less than 10% of total accounts receivable.
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
     The following is a summary of changes in the amount reserved for warranty costs for the nine months ended September 30, 2009:

Balance at December 31, 2008	$160
Provision for warranty costs	365
Uses/Reductions	(329)

Balance at September 30, 2009	$196

11. Stock-Based Compensation
     The Company recorded stock-based compensation expense of $2,796 and $2,018 for the three months ended September 30, 2009 and 2008, respectively, and $7,718 and $5,331 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $26,398 of unrecognized stock-based compensation expense related stock-based awards that is expected to be recognized over a weighted-average period of 2.96 years.
     In July 2009, the Company’s board of directors approved an offer (the Offer) to the Company’s employees, excluding members of the Company’s board of directors and the Company’s Section 16 officers, to exchange option grants that had (i) an exercise price greater than or equal to the higher of (a) $11.42 and (b) a price at least 10% higher than the closing price of the Company’s common stock on the expiration date of the Offer; (ii) were granted under the Acme Packet, Inc. 2006 Equity Incentive Plan; and (iii) were held by eligible option holders. Eligible participants were all persons who were employees (including employees on an expatriate assignment) hired on or before 5:00 p.m., Eastern Daylight Savings Time, on July 8, 2009 and who remained employees of the Company through the date on which the new options were granted, and included certain independent contractors who continued to provide services to the Company through the date on which the new options are granted. The Offer expired on August 5, 2009, and upon the expiration, the Company exchanged the tendered options that had exercise prices equal to or greater than $11.42 per share for new options. The tendered options that were exchanged for new options were cancelled on the expiration date of the Offer. As a result, an aggregate of 1,222,500 options, with exercise prices ranging from $11.97 to $18.36 per share, were cancelled and exchanged for 945,317 options with an exercise price per share of $8.98. The new options began to vest on the new option grant date, whereby 25% of the new options vesting on the first anniversary of the new option dates, and the remainder vesting ratably on a quarterly basis over the final three years of the vesting period. On the date of the exchange, the estimated fair value of the new options did not exceed the estimated fair value of the exchanged stock options calculated immediately prior to the exchange. As such, there was no incremental stock-based compensation expense associated with the new options, and the Company did not record additional compensation expense related to the exchange. The Company will continue to recognize the remaining compensation expense related to the exchanged options over the vesting period of the new options.
     The following is a summary of the status of the Company’s stock options as of September 30, 2009 and the stock option activity for all stock option plans during the nine months ended September 30, 2009:

			Weighted-	Weighted-
			Average	Average
			Exercise	Remaining	Aggregate
	Number of	Exercise Price	Price Per	Contractual	Intrinsic
	Shares	Per Share	Share	Term (Years)	Value(2)

Outstanding at December 31, 2008	10,080,342	$0.20 - 18.36	$5.85
Granted	4,543,817	4.35 - 10.00	6.26
Canceled	(1,405,352)	0.85 - 18.36	14.23
Exercised	(628,595)	0.20 - 7.58	1.50		$940

Outstanding at September 30, 2009	12,590,212	0.20 - 16.86	5.28	5.77	62,852

Exercisable at September 30, 2009	5,787,522	0.20 - 16.86	3.57	5.22	39,207
Vested or expected to vest at September 30, 2009 (1)	11,339,064	$0.20 - 16.86	$5.12	5.73	$58,480

(1)	This represents the number of vested options as of September 30, 2009 plus the number of unvested options expected to vest as of September 30, 2009 based on the unvested options outstanding at September 30, 2009, adjusted for the estimated forfeiture rate.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2009 of $10.01 or the date of exercise, as appropriate, and the exercise price of the underlying options.
     The Company has entered into Restricted Stock Unit Agreements with certain of its employees. Under the terms of the agreement, the Company has granted restricted stock units (RSUs) to its employees pursuant to the 2006 Equity Incentive Plan. Vesting occurs periodically at specified time intervals, ranging from two to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the Company’s unvested RSUs outstanding at September 30, 2009 and the changes during the nine months then ended, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2008	179,000	$7.51
Granted	257,000	5.24
Vested	(45,182)	7.38
Forfeited	(5,000)	8.62

Unvested RSUs at September 30, 2009	385,818	$6.00

     Included in the table above are 47,500 RSUs which were granted during 2008 with provisions which will cause them to vest only if certain Company growth rates are met by December 31, 2009, as determined by the Company’s Board of Directors, and the recipient remains associated with the Company at the time that such determination is made. The Company has deferred all compensation cost associated with the performance-based RSUs until such time that it is probable that the performance criteria have been met.

12. Comprehensive Income
     Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented does not differ from the reported net income.
13. Net Income Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average number of shares of common stock outstanding	58,144,105	58,140,609	56,624,143	59,606,438
Less: Weighted-average number of unvested restricted common shares outstanding	(248)	(20,582)	(1,710)	(38,384)

Weighted-average number of common shares used in calculating basic net income per share	58,143,857	58,120,027	56,622,433	59,568,054
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	4,651,104	4,133,116	4,180,339	4,650,182
Weighted-average number of unvested restricted common shares outstanding	226	20,582	1,547	38,384
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	132,404	9,127	99,925	19,140

Weighted-average number of common shares used in computing diluted net income per share	62,927,591	62,282,852	60,904,244	64,275,760

     In the computation of the diluted weighted-average number of common shares outstanding, 3,606,572 and 4,752,870 weighted-average common share equivalents underlying outstanding stock options have been excluded from the computation during the three months ended September 30, 2009 and 2008, respectively, and 5,086,498 and 4,245,026 weighted-average common share equivalents underlying outstanding stock options have been excluded from the computation during the nine months ended September 30, 2009 and 2008, as their effect would have been antidilutive.
14. Income Taxes
     For the three months ended September 30, 2009 and 2008, the Company’s effective income tax rates were 31% and 40%, respectively, and for the nine months ended September 30, 2009 and 2008, the Company’s effective tax rates were 34% and 40%, respectively. As of September 30, 2009, the Company currently expects to realize a recorded net deferred tax asset of $12,260. The Company’s conclusion that the asset will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s recorded net deferred tax asset cannot be assured, and to the extent that future taxable income against which this tax asset may be applied is not sufficient, some or all of the Company’s recorded net deferred tax asset would not be realizable. Approximately $3,943 of the deferred tax asset recorded as of September 30, 2009 is attributable to benefits associated with stock-based compensation charges. In accordance with the accounting standards related to stock-based compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.
15. Contingencies
Litigation
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2009 and December 31, 2008, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
Other
     Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

16. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
Accrued compensation and related benefits	$4,979	$4,302
Accrued sales and use taxes	1,252	490
Accrued income taxes payable	135	—
Accrued warranty	196	160
Other accrued liabilities	2,574	1,913

Total	$9,136	$6,865

17. Segment Information
Geographic Data
     Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States and Canada	$19,456	$14,940	$54,373	$42,682
International	16,891	13,496	45,822	43,095

Total	$36,347	$28,436	$100,195	$85,777

     During the three and nine months ended September 30, 2009 and 2008, no one international country contributed more than 10% of the Company’s total revenue.
18. Fair Value Measurements
     The accounting standards related to fair value measurement establish a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:
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
19. Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations, cash flows, or accounting policies.
     In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13, Revenue Arrangements with Multiple Deliverables, which would modify the objective-and-reliable-evidence-of-fair-value threshold as it relates to assigning value to specific deliverables in a multiple-element arrangement. This authoritative guidance would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple-element arrangements and allocating arrangement consideration when neither VSOE nor acceptable third-party evidence of the selling price of the undelivered element are available. Additionally, the FASB ratified ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which provides that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality should be considered non-software deliverables, and therefore, will no longer be within the scope of the revenue recognition guidance. Both FASB Updates are required to be adopted in annual periods beginning after June 15, 2010. The Company is currently evaluating the effect that the adoption of both pieces of authoritative guidance may have on its consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
     This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:
•	our ability to integrate Covergence Inc. and the benefits to our stockholders;

•	our ability to attract and retain customers;

•	our financial performance;

•	our development activities;

•	our position in the session border controller market;

•	the effect of the worldwide markets and related economic crisis on purchases of our products;

•	the expectations about our growth;

•	the demand for and the growth of worldwide revenues for session border controllers;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufacturers;

•	the advantages of our technology as compared to that of our competitors;

•	our ability to establish and maintain intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our expectations regarding the realization of recorded deferred tax assets; and

•	our cash needs.
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
Overview
          Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers and enterprises to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where internet protocol networks connect, known as network borders. Our products support multiple applications in service provider, enterprise and contact center networks; from voice-over-internet-protocol, or VoIP, trunking to hosted enterprise and residential services to fixed-mobile convergence. Our products satisfy critical security, service assurance and regulatory requirements in wireline, cable and wireless networks, and support multiple protocols and multiple border points. As of September 30, 2009, 910 end user customers in 100 countries have deployed our products. We sell or license our products and support services through our direct sales force and approximately 60 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.
          Our headquarters are located in Burlington, Massachusetts. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain; Seoul, Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, Czech Republic, France, Germany, Hong Kong, India, Italy, Jordan, Malaysia, Mexico, the Netherlands, New Zealand, Peru,

Poland, Russia, Singapore, South Africa, Sweden, Taiwan, Thailand and throughout the United States. In the short-term we expect to selectively add personnel to provide additional geographic sales and technical support coverage.
Industry Background
          Service providers traditionally have delivered voice and data services over two separate networks: the Public Switched Telephone Network, or PSTN, and the internet. The PSTN provides high reliability and security but is costly to operate and is limited in its ability to support high bandwidth video and other interactive multimedia services. The internet is capable of cost-effectively transmitting any form of traffic that is internet protocol (IP)-based, including interactive voice, video and data, but it transmits only on a best-efforts basis, because all forms of traffic have the same priority. Therefore, the internet attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. Internet-based services are also subject to disruptive and fraudulent behavior, including identity theft, viruses, unwanted and excessively large input data, known as SPAM, and the unauthorized use and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking.
          Service providers are migrating to a single IP network architecture to serve as the foundation for their next-generation voice, video and data service offerings. In order to provide secure and high quality interactive communications on a converged IP network, service providers must be able to manage and integrate the communications flows that comprise communication sessions for applications such as interactive video and VoIP, which allows the routing of voice conversations over the Internet.
          Prior to the advent of the SBC, IP network infrastructure equipment, such as softswitches, routers and data firewalls, was able to initiate and route undifferentiated data but lacked the ability to target specifically the management of interactive communication sessions. We believe that there is significant demand for SBCs that can facilitate the delivery of secure and high quality real-time interactive communications across all IP network borders. Infonetics Research, a market research and consulting firm specializing in networking and IP communications, projects that the cumulative worldwide addressable market opportunity for SBCs over the next 4 years from 2010 to 2013 will be $1.0 billion in the service provider market and $742 million in the enterprise market.
          We see rapidly emerging opportunities for our solutions within large enterprises, contact centers, and wireless service providers. We believe that enterprise IP telephony (IPT) is now mainstream, and that unified communications (UC) — or the integration of interactive voice, video, messaging and collaboration applications over IP — will soon follow. Both are critical components of enterprise IT strategies to improve business agility, increase employee efficiency and responsiveness, build customer satisfaction and loyalty, and reduce overhead costs. We believe that these components are indispensable tools for success in a newly-competitive global marketplace. The full-scale deployment of enterprise IPT has revealed deficiencies in network and security infrastructure originally deployed for data. Consequently, we believe that enterprises will likely be adding further controls to their IPT/UC infrastructure to improve its security, extend its application reach, meet service level commitments, optimize capital and operating costs, and comply with relevant commercial and government regulations. Enterprises are deploying SBCs to successfully deliver network security, availability, and performance as well as to achieve control over the four key borders within their IPT/UC infrastructure — IP trunking, private network, internet, and hosted services interconnect borders. We believe that the majority of large enterprises today having already deployed IP PBXs are about to rapidly embrace SIP trunking to reduce costs and set the foundation for enabling end-to-end IP communication.
          Within today’s modern contact center, the migration of voice services from time-division multiplexing, or TDM, to IP is now well underway. This migration is essential to the contact center’s strategic goals: meeting customers’ growing service expectations, achieving ever-higher performance and quality metrics, improving agent retention rates, growing revenues and reducing capital and operating costs. However, existing network and security infrastructure that was originally deployed for TDM voice services and data applications have demonstrated deficiencies for IP interactive communications. We believe that contact center strategists are deploying SBCs to assert control over the four critical IP network borders found in most contact centers: its connections to IP trunking service providers, to managed private IP networks, to the public internet, and to virtual contact center locations. With SBCs to reinforce these borders in five key functional areas—security, application reach, SLA assurance, cost optimization, and regulatory compliance—contact centers can successfully and safely navigate the transition to an IP infrastructure. Our early customers within this market have included the contact center operations of our Tier-1 service providers throughout North America, Europe, as well as Central and Latin America.
Key Financial Highlights
          Some of our key financial highlights for the third quarter of 2009 include the following:
•	Net revenues were $36.3 million for the third quarter 2009 compared to $28.4 million in the same period of 2008.

•	Net income for the third quarter of 2009 was $3.6 million compared to $2.0 million in the same period of 2008.

•	Net income per share was $0.06 on a diluted basis for the third quarter of 2009 compared to $0.03 per share on a diluted basis in the same period of 2008.

•	Cash flows from operating activities were $4.1 million for the third quarter of 2009 compared to $2.5 million in the same period of 2008.

The Acme Packet Strategy
          Principal elements of our strategy include:
•	Continuing to satisfy the evolving border requirements of large service providers, enterprises, government and contact centers. Our SBC deployments in the wireline, wireless and cable networks of Tier-1 and other large service providers, as well as in enterprises and contact centers, position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality.

•	Exploiting new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs.

•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•	Facilitating and promoting service interconnects among our customers. We intend to increase demand for our products by helping our customers to extend the reach of their services and, consequently, to increase the value of their services to their customers.

•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next-generation IP networks.
Factors That May Affect Future Performance
•	Integration of Covergence Inc. As part of our growth strategy, our acquisition of Covergence will allow Covergence’s software-based SBCs to complement our existing Net-Net family of custom hardware-based SBCs by extending our low-end product range to address the needs of small and remote enterprise locations. Whether we realize the anticipated benefits from this transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that this transaction will be successful.

•	Global Macroeconomic Conditions. We believe that the capital budgets of some of our core customers — service providers, enterprises and contact centers — may be affected by the current worldwide economic downturn, including uncertainty in the global financial markets. For example, during 2008 we had a significant increase in our allowance for doubtful accounts primarily related to the bankruptcy proceedings of one of our distribution partners. Our ability to generate revenue from these core customers is dependent on the status of such capital budgets. Should the current uncertainty in these areas continue, our revenues could be adversely impacted.

•	Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends in part on the mix of product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the costs of manufacturing our hardware products and the provision of our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase systems with lower software content, this may have a negative impact on our gross margins.

•	Competition. The market for SBCs is competitive and constantly evolving. While we believe we are currently the market leader, we expect competition to persist and intensify in the future as the SBC market grows. Our primary competitors generally consist of start-up vendors, such as Genband, and more established network and component companies such as Cisco Systems, Inc. and Huawei Technologies Co., Ltd. We also compete with some of the companies with which we have distribution partnerships, such as Sonus Networks Inc. and Telefonaktiebolaget LM Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with other market offerings. As the SBC market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including our distribution partners.

•	Evolution of the SBC Market. The market for SBCs is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement SBCs.

•	Research and Development. To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely manner to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for SBCs is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position.

•	Managing Growth. We significantly expanded our operations in 2008 and the first nine months of 2009. During the period from September 30, 2008 through September 30, 2009, we increased the number of our employees and full-time independent contractors by 17%, from 377 to 440. In connection with the acquisition of Covergence, we added 39 employees during April 2009. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.
Revenue
          We derive product revenue from the sale of our Net-Net hardware and the licensing of our Net-Net software. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met. For arrangements that include customer acceptance or other material non-standard terms, we defer revenue recognition until after delivery, assuming all other criteria for revenue recognition have been met.
          We generate maintenance, support and service revenue from (a) maintenance associated with software licenses, (b) technical support services for our product software, (c) hardware repair and maintenance services, (d) implementation, training and consulting services and (e) reimbursable travel and other out-of-pocket expenses.
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
Cost of Revenue
          Cost of product revenue consists primarily of (a) third party manufacturers fees for purchased materials and services, combined with Company expenses for (b) salaries, wages and related benefits, (c) related overhead, (d) provision for inventory obsolescence and (e) amortization of intangible assets.
          Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, and (d) contract services for repairs and warranty services.

Gross Profit
          Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the mix between product and service revenue, (c) the average selling price of our products, which in turn depends, in part, on the mix of product configurations sold, (d) new product introductions, (e) the mix of sales channels through which our products are sold, (f) the volume and costs of manufacturing of our hardware products and (g) personnel and related costs for manufacturing, support and services.
Operating Expenses
          Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. During the period from September 30, 2008 through September 30, 2009, we increased the number of our employees and full-time independent contractors by 16%, from 322 to 373. In addition to the 33 employees added through the acquisition of Covergence in April 2009. We expect to selectively hire new employees in the short-term to support our expected growth.
          Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect sales and marketing expense to increase in absolute dollars as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the future.
          Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing and (e) other related overhead. To date, all of the costs related to our research and development efforts have been expensed as incurred. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the future.
          General and administrative expense consists primarily of (a) salaries, wages and personnel costs related to our executive, finance, human resource and information technology organizations, (b) accounting and legal professional fees, (c) expenses associated with uncollectible accounts and (d) other related overhead. We expect general and administrative expense to increase in absolute dollars as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.
Stock-Based Compensation
          Cost of revenue and operating expenses include stock-based compensation expense. We expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three months ended September 30, 2009 and 2008, we recorded expense of $2.8 million and $2.0 million, respectively, and for the nine months ended September 30, 2009 and 2008, we recorded expense of $7.7 million and $5.3 million, in connection with share-based payment awards. Based on share-based awards outstanding as of September 30, 2009, a future expense of non-vested options of $26.4 million is expected to be recognized over a weighted-average period of 2.96 years.
          In July 2009, our board of directors approved an offer (the Offer) to our employees, excluding members of our board of directors and our Section 16 officers, to exchange option grants that had (i) an exercise price greater than or equal to the higher of (a) $11.42 and (b) a price at least 10% higher than the closing price of our common stock on the expiration date of the Offer; (ii) were granted under the Acme Packet, Inc. 2006 Equity Incentive Plan; and (iii) were held by eligible option holders. Eligible participants were all persons who were employees (including employees on an expatriate assignment) hired on or before 5:00 p.m., Eastern Daylight Savings Time, on July 8, 2009 and who remained employees us through the date on which the new options were granted, and included certain independent contractors who continued to provide services to us through the date on which the new options are granted. The Offer expired on August 5, 2009, and upon the expiration, we exchanged the tendered options that had exercise prices equal to or greater than $11.42 per share for new options. The tendered options that were exchanged for new option were cancelled on the expiration date of the Offer. As a result, an aggregate of 1,222,500 options, with exercise prices ranging from $11.97 to $18.36 per share, were cancelled and exchanged for 945,317 options with an exercise price per share of $8.98. The new options began to vest on the new option grant date, whereby 25% of the new options vesting on the first anniversary of the new option grant date, and the remainder vesting ratably on a quarterly basis over the final three years of the vesting period. On the date of the exchange, the estimated fair value of the new options did not exceed the estimated fair value of the exchanged stock options calculated immediately prior to the exchange. As such, there was no incremental stock-based compensation expense associated with the new options, and we did not record additional compensation expense related to the exchange. We will continue to recognize the remaining compensation expense related to the exchanged options over the vesting period of the new options.

Other Income (Expense), Net
          Other income (expense) consists primarily of interest income earned on cash balances. We historically have invested our cash in money market funds. Other income (expense) also includes (losses) gains from foreign currency translation adjustments of our international subsidiaries. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense).
Application of Critical Accounting Policies and Use of Estimates
          Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission, or SEC, on March 13, 2009.

Results of Operations
Comparison of Three Months Ended September 30, 2009 and 2008
Revenue

	Three Months Ended September 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$27,726	76%	$22,318	78%	$5,408	24%
Maintenance, support and service	8,621	24	6,118	22	2,503	41

Total revenue	$36,347	100%	$28,436	100%	$7,911	28%

Revenue by Geography:
United States and Canada	$19,456	54%	$14,940	53%	$4,516	30%
International	16,891	46	13,496	47	3,395	25

Total revenue	$36,347	100%	$28,436	100%	$7,911	28%

Revenue by Sales Channel:
Direct	$14,535	40%	$12,652	44%	$1,883	15%
Indirect	21,812	60	15,784	56	6,028	38

Total revenue	$36,347	100%	$28,436	100%	$7,911	28%

     The $5.4 million increase in product revenue was primarily the result of an increase in the number of systems sold in the three months ended September 30, 2009, which reflected growth in the worldwide market for our products. The increase in product revenue was offset, in part, by a slight decrease in the average selling price of our systems due to changes in both our product software configuration mix, including software upgrades, and the mix of platforms purchased by our customers. The product configuration, which reflects the mix of session capacity and requested features, determines the price for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content. The growth in product revenue was primarily realized through our indirect sales channel. Indirect product revenues increased $4.8 million, of which $2.5 million was attributable to our United States and Canadian customers, and $2.2 million was attributable to our international customers. To a lesser extent, our direct sales channel also contributed to the growth in product revenue, increasing by $658,000 in the three months ended September 30, 2009.
     Maintenance, support and service revenue increased by $2.5 million as a result of a $2.4 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, an increase of $83,000 in installation, professional services and training revenue, including reimbursable travel expenses, driven primarily by the current requirements of our customers.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2009		2008
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$5,178	19%	$4,861	22%	$317	7%
Maintenance, support and service	1,773	21	1,132	18	641	57

Total cost of revenue	$6,951	19%	$5,993	21%	$958	16%

Gross Profit:
Product	$22,548	81%	$17,457	78%	$5,091	29%
Maintenance, support and service	6,848	79	4,986	82	1,862	37

Total gross profit	$29,396	81%	$22,443	79%	$6,953	31%

          The $317,000 increase in cost of product revenue was related primarily to an increase of $718,000 in direct product costs, reflecting an increase in the number of systems shipped and changes in the product platforms purchased by our customers. Costs associated with our manufacturing operations also increased by $223,000 representing an increase in stock-based compensation expense and the amortization of developed technology acquired in the Covergence transaction of $208,000. These increases were partially offset by a decrease in other product costs, including a decrease in amounts reserved against inventory deemed to be obsolete and in levels in excess of forecasted demand, of $624,000.
          The $641,000 increase in cost of maintenance, support and service revenue was due to increased costs associated with our obligations under our warranty and maintenance programs of $220,000, an increase in salaries and related benefits of $351,000 corresponding with a 23% increase in employee headcount, an increase of $32,000 in stock-based compensation expense and an increase of $21,000 in third party consulting services.
          Product gross margin increased 3 percentage points, due primarily to an increase in the number of systems sold during the three months ended September 30, 2009 which resulted in manufacturing and other indirect costs being adsorbed by a higher product volume base.
          Gross margin on maintenance, support and service revenue decreased 3 percentage points, due primarily to an increase in maintenance revenues associated with the growth in our installed product base with an incremental increase in related costs.
          We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.
Operating Expenses

	Three Months Ended September 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$13,703	38%	$11,359	40%	$2,344	21%
Research and development	7,271	20	6,075	21	1,196	20
General and administrative	3,253	9	2,332	8	921	39

Total operating expenses	$24,227	67%	$19,766	69%	$4,461	23%

          Of the $2.3 million increase in sales and marketing expense, (a) $2.0 million was attributable to higher salaries, commissions and benefits associated with a 15% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, the majority of which resulted from the acquisition of Covergence, as well as an increase in commission expense resulting from improved revenue in the three months ended September 30, 2009 (b) $290,000 was attributable to an increase in stock-based compensation expense, (c) $209,000 was attributable to an increase in third-party consulting costs, (d) $24,000 was attributable to an increase in facilities costs associated with larger sales offices in Seoul, Korea and Madrid, Spain, all of which were partially offset by decreases of $237,000 associated with marketing programs and $60,000 in travel expenses. The balance was primarily attributable to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.
          Research and development expense increased by $1.2 million as a result of (a) a $1.0 million increase attributable to an increase in salaries and related benefits associated with a 21% increase in the number of employees working on the design and development of new products and enhancements of existing products, quality assurance and testing, the majority of which were associated with the acquisition of Covergence in April 2009, (b) a $295,000 increase in stock-based compensation expense and (c) an $83,000 increase in third party consulting services, all of which were partially offset by decreases of $157,000 in depreciation and amortization expense and $69,000 in engineering supplies and technology. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.
          The $921,000 increase in general and administrative expense was primarily attributable to (a) an increase of $263,000 in salaries, bonuses earned and other benefits, (b) an increase of $217,000 in legal, accounting and professional fees related to our ongoing compliance responsibilities of being a publicly-traded company, (c) a $148,000 increase in stock-based compensation expense, (d) an increase of $108,000 in facilities expense, (e) an increase of $81,000 in other fees and taxes, (f) an increase of $71,000 in third-party consulting services and (g) an increase of $61,000 in bad debt expense. The remainder of the difference was related to a net decrease in other miscellaneous general and administrative expenses. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.
Operating and Other Income

	Three Months Ended September 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$5,169	14%	$2,677	9%	$2,492	93%
Interest income	40	—	719	3	(679)	(94)
Other (expense) income	(12)	—	7	—	(19)	(271)

Income before provision for income taxes	5,197	14	3,403	12	1,794	53
Provision for income taxes	1,617	4	1,369	5	248	18

Net income	$3,580	10%	$2,034	7%	$1,546	76%

          Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income reflected lower average interest rates in the three months ended September 30, 2009 partially offset by a slight increase in the average cash balance.
Provision for Income Taxes
          For the three months ended September 30, 2009 and 2008, our effective income tax rates were 31% and 40%, respectively. The lower effective tax rate in the three months ended September 30, 2009 was related to the utilization of federal tax credits associated with our research and development activities. These tax credits were not available to us through September 30, 2008. However, as a result of the Emergency Economic Stabilization Act of 2008, these tax credits were reinstated on October 3, 2008.
Comparison of Nine Months Ended September 30, 2009 and 2008
Revenue

	Nine Months Ended September 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$75,020	75%	$68,786	80%	$6,234	9%
Maintenance, support and service	25,175	25	16,991	20	8,184	48

Total revenue	$100,195	100%	$85,777	100%	$14,418	17%

Revenue by Geography:
United States and Canada	$54,373	54%	$42,682	50%	$11,691	27%
International	45,822	46	43,095	50	2,727	6

Total revenue	$100,195	100%	$85,777	100%	$14,418	17%

Revenue by Sales Channel:
Direct	$38,037	38%	$34,637	40%	$3,400	10%
Indirect	62,158	62	51,140	60	11,018	22

Total revenue	$100,195	100%	$85,777	100%	$14,418	17%

     The $6.2 million increase in product revenue was primarily the result of an increase in the average selling price of our systems due to changes in both our product software configuration mix, including software upgrades, and the mix of system platforms purchased by our customers, coupled with an increase in the number of systems sold in the nine months ended September 30, 2009.

The product configuration, which reflects the mix of session capacity and requested features, determines the prices for each SBC sold. Customers can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price that those systems sold with lower software content. Indirect product revenues increased $7.5 million, as a result of a $8.9 million increase attributable to customers in the United States and Canada, partially offset by a decrease of $1.4 million in indirect product revenues to our international customers. Direct product revenues decreased $1.3 million, primarily as a result of a $3.0 million decrease attributable to United States and Canadian customers, partially offset by an increase of $1.7 million in direct product revenues related to our international customers.
     Maintenance, support and service revenue increased by $8.2 million primarily as a result of a $7.9 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, an increase of $291,000 in installation, professional services and training revenue, including reimbursable travel expenses, primarily driven by the timing of our installation services.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2009		2008
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Cost of Revenue:
Product	$15,280	20%	$14,094	21%	$1,186	8%
Maintenance, support and service	3,903	16	3,739	22	164	4

Total cost of revenue	$19,183	19%	$17,833	21%	$1,350	8%

Gross Profit:
Product	$59,740	80%	$54,692	79%	$5,048	9%
Maintenance, support and service	21,272	84	13,252	78	8,020	61

Total gross profit	$81,012	81%	$67,944	79%	$13,068	19%

          The $1.2 million increase in cost of product revenue was related primarily to an increase in direct product costs of $1.2 million due to an increase in the number of systems sold in the nine months ended September 30, 2009 and an increase in amortization of developed technology acquired in the Covergence transaction of $347,000. These increases were partially offset by a $357,000 decrease in other costs associated with amounts reserved against inventory deemed to be obsolete and in levels in excess of forecasted demand.
          The $164,000 increase in cost of maintenance, support and service revenue was due to an increase in salaries and related benefits of $637,000 corresponding with a 23% increase in employee headcount, an increase in stock-based compensation expense of $114,000, and a $96,000 increase in third party services, partially offset by a $35,000 decrease in travel expenses, a $31,000 decrease in depreciation expense and decreased costs associated with our warranty and repair programs of $635,000.
          Product gross margin increased 1 percentage point, due primarily to an increase in the number of systems sold during the nine months ended September 30, 2009, which resulted in manufacturing and other indirect costs being absorbed by a higher product volume base, in addition to a decrease in the amounts reserved for excess and obsolete inventory and a lower average cost per system.
          Gross margin on maintenance, support and service revenue increased 6 percentage points, due primarily to an increase in maintenance revenues associated with the growth in our installed product base without a corresponding increase in related costs, and a decrease in the costs associated with our warranty and repair programs.
          We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Nine Months Ended September 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Sales and marketing	$37,647	38%	$33,135	39%	$4,512	14%
Research and development	20,513	20	17,451	20	3,062	18
General and administrative	9,674	10	7,085	8	2,589	37
Merger and integration-related costs	1,102	1	—	—	1,102	—

Total operating expenses	$68,936	69%	$57,671	67%	$11,265	20%

          Of the $4.5 million increase in sales and marketing expense, (a) $3.5 million was attributable to higher salaries, commissions and benefits associated with a 15% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, the majority of which resulted from our acquisition of Covergence, as well as increases in commission expense resulting from improved revenue in the nine months ended September 30, 2009 (b) $803,000 was attributable to an increase in stock-based compensation expense, (c) $381,000 was attributable to an increase in outside consulting services, (d) $185,000 was attributable to an increase in facilities costs related to larger sales offices in Seoul, Korea and Madrid, Spain, and (e) $61,000 was attributable to increased expenditures associated with marketing programs, including trade shows, all of which were partially offset by a decrease of $226,000 in depreciation expense resulting from impairment losses taken on customer evaluation equipment during the fourth quarter of 2008 and a decrease of $374,000 in travel expenses. The balance was attributable primarily to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the long term.
          Of the $3.1 million increase in research and development expense, (a) $2.1 million was attributable to higher salaries and benefits associated with a 21% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, the majority of which were associated with the acquisition of Covergence in April 2009, (b) $1.1 million was attributable to an increase in stock-based compensation expense, (c) $83,000 was attributable to increase facilities costs, and (d) $34,000 was attributable to increased spending on engineering tools and technology. These increases were partially offset by decreases in depreciation and amortization of $216,000 resulting from impairment losses taken on engineering equipment taken in the fourth quarter of 2008 and in outside services of $85,000. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.
          Of the $2.6 million increase in general and administrative expense, (a) $663,000 was attributable to an increase in bad debt expense, (b) $624,000 was attributable to an increase in salaries, bonuses earned and other benefits, (c) $570,000 was attributable to an increase in outside consulting services, (d) $412,000 was attributable to an increase in legal, accounting and professional fees related to our ongoing compliance responsibilities of being a publicly-traded company, (e) $357,000 was associated with increased facilities costs, and (f) $288,000 was attributable to an increase in stock-based compensation expense. These increases were partially offset by (a) a decrease in other fees and taxes of $209,000 representing a sales and use tax refund received during the nine months ended September 30, 2009 and (b) a $173,000 decrease in professional search fees related to the search for our chief financial officer which were incurred in the first quarter of 2008. The remainder of the difference was related to a net increase in miscellaneous general and administrative expenses. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.
          We incurred $1.1 million of merger and integration-related costs associated with our acquisition of Covergence in April 2009, including $585,000 of transaction expenses and $517,000 of severance related charges pertaining to 20 employees of Covergence, across all functional areas, who were terminated on April 30, 2009. There were no such costs incurred in the nine months ended September 30, 2008.
Operating and Other Income

	Nine Months Ended September 30,
	2009		2008
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Income from operations	$12,076	12%	$10,273	12%	$1,803	18%
Interest income	205	—	2,792	3	(2,587)	(93)
Other expense	(55)	—	(12)	—	(43)	358

Income before provision for income taxes	12,226	12	13,053	15	(827)	(6)
Provision for income taxes	4,195	4	5,165	6	(970)	(19)

Net income	$8,031	8%	7,888	9%	$143	2%

          Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income primarily reflected lower average interest rates partially offset by an increase in the average cash balance in the nine months ended September 30, 2009.
Provision for Income Taxes
          For the nine months ended September 30, 2009 and 2008, our effective income tax rates were 34% and 40%, respectively. The lower effective tax rate in the nine months ended September 30, 2009 was related to the utilization of federal tax credits associated with our research and development activities. These tax credits were not available to us through September 30, 2008. However, as a result of the Emergency Economic Stabilization Act of 2008, these tax credits were reinstated on October 3, 2008.
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
     Key measures of our liquidity are as follows:

		As of and
	As of and for	for the
	the Nine	Year
	Months Ended	Ended
	September 30,	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$158,801	$125,723
Accounts receivable, net	25,294	26,163
Working capital	161,737	136,006
Cash provided by operating activities	29,339	28,671
Cash provided by (used in) financing activities	1,665	(35,326)
     Cash and cash equivalents. Our cash and cash equivalents at September 30, 2009 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $484,000 at September 30, 2009 and $333,000 at December 31, 2008, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters in Burlington, Massachusetts, and our sales office in Madrid, Spain.
     Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our shipments and billing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) 90 days. DSO was 63 days at September 30, 2009 and 77 days at December 31, 2008. The decrease in DSO was primarily related to the timing of product shipments and revenue recognition during the three months ended September 30, 2009, as well as the timing of customer payments.
     Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debts, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2009 was $29.3 million and consisted of $8.0 million of net income, non-cash adjustments of $11.4 million (consisting primarily of $7.7 million of stock-based compensation expense, $3.8 million of depreciation and amortization expense, $511,000 of provisions for bad debts, and a $94,000 impairment loss on property and equipment, partially offset by $723,000 of excess tax benefits from the exercise of stock options), and $9.9 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected an increase in deferred revenue of $7.4 million primarily related to an increase in deferred maintenance contracts and product orders received from customers and the acquisition of Covergence, a $1.8 million reduction in accounts receivable, reflecting the timing of customer payments and product shipments in the nine months ended September 30, 2009, an increase of $1.9 million in accounts payable, and a $577,000 decrease in other current assets, partially offset by a decrease of $283,000 in accrued expenses and a $833,000 increase in inventory.
          Investing activities. Net cash provided by investing activities included net cash received from our acquisition of Covergence in April 2009, of $6.0 million, partially offset by capital expenditures in the nine months ended September 30, 2009 of $3.8 million.
          Equity financing activities. Net cash provided by financing activities included proceeds from the exercise of common stock options in the amount of $942,000 and $723,000 of excess tax benefits from the exercise of stock options.
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
Requirements
     Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, and other general purposes to support our growth. Our capital expenditures totaled $4.5 million in the nine months ended September 30, 2009. We expect to spend an additional $1.1 million in capital expenditures in the remainder of 2009, primarily for evaluation systems, equipment to support product development and other general purposes to support our growth. We are not currently party to any purchase contracts related to future capital expenditures.
          Contractual obligations and requirements. Our only significant contractual obligation relates to the lease of our corporate headquarters in Burlington, Massachusetts and our office in Madrid, Spain. The following table sets forth our commitments to settle contractual obligations in cash after September 30, 2009:

		1 year or			More than 5
	Total	less	2-3 years	4-5 years	years
	(in thousands)
Operating leases as of September 30, 2009	$1,163	$1,103	$60	$—	$—
Off-Balance-Sheet Arrangements
     As of September 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of September 30, 2009, our foreign exchange exposure would have fluctuated by approximately $10,000.
Interest Rate Risk
     At September 30, 2009, we had unrestricted cash and cash equivalents totaling $158.8 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
Item 4. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          As of September 30, 2009, we had approximately 60 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 62% of our total revenue in the nine months ended September 30, 2009 as compared to 59% and 61% of our total revenue in 2008 and 2007, respectively. Three distribution partners accounted for 38% of our accounts receivable as of September 30, 2009, while two and three distribution partners represented 32% and 54% of our accounts receivable as of December 31, 2008 and 2007, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. For example, one of our distribution partners entered into bankruptcy proceedings in January 2009, which caused us to increase our allowance for doubtful accounts as of December 31, 2008. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase session border controllers, or SBCs, from our competitors rather than from us. Under our contracts with our distribution partners, they generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.
          Moreover, if we are unable to leverage our sales, support and services resources through our distribution partner relationships, we may need to hire and train additional qualified sales, support and services personnel. We cannot be assured, however, that we will be able to hire additional qualified sales and support and services personnel in these circumstances and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales, support and services personnel, we will incur additional costs and our operating results, including our gross margin, which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.
          We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, two customers accounted for 30% of our total revenue in the nine months ended September 30, 2009, and three such customers accounted for 42% of our total revenue in the year ended 2008. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.
We recently acquired Covergence Inc. and may undertake additional acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.
          As part of our growth strategy, in April 2009, we acquired Covergence Inc., or Covergence, a privately-held company located in Maynard, Massachusetts, which provides software-based SBCs for the delivery of VoIP/IP telephone, unified communications and service-orientated architecture applications. Whether we realize the anticipated benefits from this transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that this transaction will be successful. In addition, as part of the merger consideration for the acquisition of Covergence, we issued 2,874,383 shares of common stock and agreed to register these shares with the Securities and Exchange Commission, or SEC, for resale by the new stockholders. As a result, our stockholders experienced dilution and as these shares become available for resale, the supply of common stock will increase, which could result in a decrease in the price of our stock.
          Prior to this acquisition, our business and our customer base had been built through organic growth. In the future, we may enter into additional arrangements in order to expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may require us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.
          We continued to expand our operations in 2008 and the first nine months of 2009. For example, during the period from September 30, 2008 through September 30, 2009, we increased the number of our employees and full-time independent contractors by 17%, from 377 to 440. We have also increased the number of our employees and full time contractors located outside the United States in multiple countries and as a result we are required to comply with varying local employment and tax laws for each of these new locations. In connection with the acquisition of Covergence, we added approximately 40 employees in April 2009. In addition, our total operating expenses for the year ended December 31, 2008 increased by 18% from the year ended December 31, 2007, and for the nine months ended September 30, 2009 were 20% higher than for the nine months ended September 30, 2008. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the present macroeconomic crisis, and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Sales of Unregistered Securities
          None.
     (b) Use of Proceeds from Public Offering of Common Stock
          In October 2006, we completed an initial public offering, or IPO, of common stock pursuant to a registration statement on Form S-1 (Registration No. 333-134683) which the SEC declared effective on October 12, 2006. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 9,721,179 shares of our common stock, and another 3,474,528 shares of our common stock sold by selling stockholders. The offering did not terminate until the sale of all of the shares registered on the registration statement. We sold and issued 9,721,179 shares of our common stock, including 1,721,179 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. The underwriters for the offering were Goldman, Sachs & Co., Credit Suisse, JPMorgan and ThinkEquity Partners LLC.
          We raised a total of $92.4 million in gross proceeds from the IPO, or approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.7 million. None of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
The following is an index of the exhibits included in this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (Commission File No. 001-33041)).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683)).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on December 11, 2007 (Commission File No. 001-33041)).
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC. (Registrant)
	By:	/s/ Andrew D. Ory
Date: November 9, 2009		Andrew D. Ory
Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)