Form 10-K
period 2009-12-31
ACME PACKET INC
filed 2010-03-09
CIK 1130258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,’’ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
                           (Do not check if a smaller
                             reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2009, was $427,294,331. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

60,466,776 shares of the registrant’s common stock were outstanding as of March 3, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to attract and retain customers;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our financial performance;

•	our development activities and the emerging opportunities for our solutions;

•	our position in the session border controller market;

•	the effect of the worldwide markets and related economic crisis on purchases of our products;

•	the expectations about our growth and acquisitions of new technologies;

•	the demand for and the growth of worldwide revenues for session border controllers;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufactures;

•	the advantages of our technology as compared to that of our competitors;

•	our ability to establish and maintain intellectual property rights;

•	our expectations regarding the realization of recorded deferred tax assets; and

•	our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, difficulties in attracting and retaining customers, difficulties in meeting customer needs through our development activities, difficulties leveraging market opportunities, poor product sales, long sales cycles, difficulties in developing new products, difficulties in our relationships with vendors and partners, risks associated with international operations, difficulty in managing rapid growth and increased competition, and those factors we discuss in this Annual Report on Form 10-K under the caption “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission, or SEC. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K other than as required by law. You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. These risk factors are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance.

PART I

Item 1.	Business

Overview

Acme Packet, Inc. enables the delivery of trusted, first class interactive communications—voice, video and other real-time multimedia sessions—and data services across internet protocol, or IP, network borders. Our Net-Net family of session border controllers, or SBCs, session-aware load balancers, or SLBs, multiservice security gateways, or MSGs, and session routing proxies, or SRPs, supports multiple applications in service provider, enterprise, government and contact center networks—from voice-over IP, or VoIP, trunking to unified communications to hosted enterprise and residential services to fixed-mobile convergence. They satisfy critical security, service assurance and regulatory requirements in wireline, cable and wireless networks; and support multiple protocols—Session Initiation Protocol, or SIP, H.323, Media Gateway Control Protocol/Network-Based Call Signaling Protocol, or MGCP/NCS, H.248 and Real-Time Streaming Protocol, or RTSP—and multiple border points—service provider access and interconnect, and enterprise access and trunking.

We are the world’s leading provider of SBCs that enable service providers, enterprises, governments, and contact centers to deliver secure and high quality interactive communications across defined border points where IP networks connect, known as network borders. Service providers include wireline, wireless, cable, internet telephony and over-the-top service providers. IP is a standardized method of transmitting information, such as interactive communications, from one device, such as a personal computer, server, IP telephone and smart phone, to another device over any type of physical private or public network, including the internet. Our Net-Net products, which consist of our hardware and proprietary software, serve as a central element in unifying the separate IP networks. Our customers use our products to deliver next-generation interactive communications services, such as VoIP, with the same quality assurance and security as they historically have offered for voice services over their legacy telephone networks.

SBCs are deployed at the borders between IP networks, such as between two service providers or between a service provider and its enterprise, residential or mobile customers as more fully described below in the sections entitled “Industry Background,” “The Need for a New IP Network Element,” “Our Solution” and “Our Technology.” SBCs are the only network element currently capable of integrating the control of signaled messages and media flows. This capability complements the roles and functionality of routers, softswitches and data firewalls that operate within the same network. Our Net-Net products support a broad range of communications applications at multiple network border points, providing key control functions in the areas of security, service reach maximization, service level agreement assurance, revenue optimization, cost efficiency and regulatory compliance, while also supporting next-generation service architectures such as IP Multimedia Subsystem, or IMS. IMS provides a blueprint for building a network capable of delivering IP based voice, video and multimedia services to subscribers.

We began shipping our Net-Net products in 2002. Since that time, approximately 980 customers, consisting of service providers, enterprises, governments and contact centers in 104 countries, have purchased our products.

We sell our products and support services through approximately 100 distribution partners and our direct sales force. Our distribution partners include many of the largest networking and IP communications equipment vendors throughout the world.

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

Industry Background

Service providers traditionally have delivered voice and data services over two separate networks—the Public Switched Telephone Network, or PSTN, for voice communications and IP networks, both privately based and the public internet, for data applications and services. PSTN, also known as the voice or traditional telephone network, was created decades ago to provide seamless, reliable and secure global voice communications services. Users are accustomed to the high reliability and security of the PSTN, and have high confidence in utilizing it to share personal information and engage in activities such as banking and commerce. The PSTN is limited, however, in its ability to support high bandwidth video and other interactive multimedia services.

The internet is a collection of IP networks that provides global reach for a broad range of information services such as electronic mail, or e-mail, web browsing, electronic commerce and research. IP is a data oriented protocol which provides global addressing among computers. Internet service quality, while adequate for these types of information services, can vary significantly depending upon, among other factors, available bandwidth, how busy a particular web site may be, how many people are using the network at a particular time and the activity being performed. Although the internet is capable of cost-effectively transmitting any form of traffic that is IP based, including interactive voice, video and data, it transmits only on a best-efforts basis, because all forms of traffic have the same priority. The internet, therefore, attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. In addition, internet communications, unlike those over the PSTN, are subject to disruptive and fraudulent behavior, including identity theft, viruses, unsolicited e-mail known as SPAM, unauthorized use, and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking. Although internet users have adopted many security measures to protect themselves, their networks and their websites, these measures currently are not adequate to provide highly secure, real time interactive communications.

Evolution to a Converged IP Network

IP networks can be designed and operated more cost effectively than the PSTN. In addition, IP networks are capable of delivering converged voice, video and data service packages to businesses and consumers. Service providers are seeking to provide these next-generation services to enhance their profitability by generating incremental revenue and by reducing subscriber turnover. Enterprises are searching for ways to unify their communications by seamlessly integrating voice, video, instant messaging and collaboration while reducing costs. Managing two distinct networks—the PSTN and an IP network—is not a viable economic alternative. As a result, service providers and enterprises have begun to migrate to a single IP network architecture to serve as the foundation for their next-generation services and applications. In order to successfully transition to a single IP network, however, they must maintain the same reliability, quality and security that have for decades exemplified their delivery of voice services.

Challenges of IP Networks in Delivering Session-Based Communications

IP networks were designed initially to provide reliable delivery of data services such as file downloads and website traffic that are not sensitive to latency, or time delay. If data packets are lost or misdirected, an IP network exhibits tremendous resiliency in re-transmitting and eventually executing the desired user request, which generally is an acceptable result for these types of data services. However, IP networks historically have not been capable of guaranteeing real time, secure delivery of high quality sessions based communications such as interactive voice and video.

A session is a communications interaction that has a defined beginning and end, and is effective only when transmitted in real time without latency or delays. In order to enable a session based communication, control of the session from its origination point to its defined end point is required. No single IP network extends far enough to enable that level of control, however, the internet lacks the fundamental quality of service and security mechanisms necessary to consistently deliver the security and quality of real time multimedia communications that consumers and businesses require. In order to gain the trust of users, service providers and enterprises must be able to assure secure and high quality interactive communications across multiple networks.

The Need for a New IP Network Element

Managing Session Based Communications

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

The management of session-based communications is complicated by the following characteristics of today’s IP networks:

•	The identities of the participants are difficult to ascertain and security needs are complex;

•	The number of session signaling protocols, codecs and related standards continues to grow;

•	Addressing schemes are not consistent or compatible across networks;

•	Bandwidth and signaling element resources are finite; and

•	Interactive communications service provider business models and regulatory compliance requirements continue to evolve and require network flexibility.

Additionally, unlike typical data communications, not all session based communications can be treated with the same priority. For example, a 911 call or a high quality enterprise video conference should take priority over a person calling into a reality TV program.

Limitations of Existing Network Elements

Successful session-based communications require tight integration between signaling and media control. However, existing network elements such as softswitches, IP private branch exchanges, or IP PBXs, unified communication servers, routers and data firewalls do not provide the control functions required for session based communications.

•	Softswitches, IP PBXs and unified communication servers set-up interactive communication sessions using signaling protocols such as, SIP, H.323, MGCP, and H.248. There, session agents process only signaling messages while performing a variety of signaling based functions, such as user registration, authentication, authorization and session routing based upon telephone numbers or SIP addresses. These session agents currently do not provide functions relating to, for example, media control for interactive communication sessions or protection against signaling based denial of service and distributed denial of service, or DoS/DDoS, attacks. DoS/DDoS attacks prevent network equipment from receiving legitimate network traffic by overloading network equipment with unrequested information.

•	Routers make simple routing decisions for IP packets based upon IP addresses. Routers do not participate in call signaling, and therefore, are unable to recognize the multiple individual data packets that comprise a single voice call or multi-media session. Without signaling intelligence, routers currently are unable to perform key border control functions such as softswitch overload prevention or call routing based upon quality and cost requirements. Routers may use a number of quality of service technologies, such as multi-protocol label switching, or MPLS, differentiated services, or diffServ, and resource reservation protocol, or RSVP, to provide preferential treatment to certain IP packets. However, routers using these technologies are currently incapable of classifying all the communications flows associated with a single voice call and handling those communications flows correctly as a single entity. Without the ability to identify the multiple individual packets that compromise a session, control call signaling, or understand the access link capacity and utilization, the router is unable to make any call admission or rejection decisions. As a result, the router will continue to send packets along a path even though the session should have been rejected because the quality was insufficient for the requested session. When this overloading of a path occurs, not only is the quality of the session associated with that packet insufficient to support the session, but other sessions using that same path also will suffer degradation.

•	Data firewalls are the most common security element in IP networks. Firewalls work by allowing into the network only traffic that has been requested from inside the network and by presenting a single IP address for all of the personal computers, phones and other devices behind it. The firewall effectively blocks session based communications because it does not allow incoming calls from unknown endpoints. Furthermore, firewalls are not capable of identifying and protecting against service overloads or DoS/DDoS attacks on other signaling elements such as the softswitch.

Our Solution

We provide a category of network equipment called the session border controller to enable the delivery of secure and high quality interactive communications across multiple IP networks, including the separate IP networks that comprise wireline, wireless and cable networks. Prior to the advent of the SBC, IP network infrastructure equipment, such as those discussed above were able to initiate and route undifferentiated data, but lacked the ability to target specifically the management of interactive communications sessions. The development of the SBC, unlike many emerging networking products, was not catalyzed by standards bodies, but rather by the pragmatic needs of service providers and enterprises.

To date, SBCs have been deployed around the world principally to deliver VoIP services, or the routing of voice conversations over both private IP networks and the public internet. We believe that there is a significant demand for SBCs that can assure delivery of secure and high quality real-time interactive communications across all IP network borders. Infonetics Research, a market research and consulting firm specializing in networking and IP communications, projects that the cumulative worldwide addressable market opportunity for SBCs over the next 4 years from 2010 to 2013 will be $926 million in the service provider market and $742 million in the enterprise market.

SBCs are deployed at the borders of IP networks. The border between two service providers is referred to as an interconnect border and the border between a service provider and its enterprise, residential or mobile customers is referred to as an access border. Enterprises also deploy SBC’s between their IP network and their service provider’s network, referred to as the trunking border. The border between enterprise data centers and their employees is referred to as the enterprise access border. SBCs act as the source and destination for all signaling messages and media streams entering and exiting the network. To that end, SBCs complement rather than replace existing network and service infrastructure. At all borders, SBCs sit in front of session agents, such as softswitches, IMS Call Session Control Function, or CSCF elements, IP-enabled Mobile Switching Centers, or MSCs, IP PBXs, unified communications servers and application servers, and make call acceptance or rejection decisions. This function protects the session agent from both malicious signaling attacks initiated by hackers and non-malicious overloads, as well as, ensuring calls are only accepted when adequate network quality and softswitch resources are available. At many borders, SBCs sit alongside data firewalls. The data firewalls protect web and application servers and PCs from attacks while the SBC protects the session agent. SBCs augment the simple and different packet by packet routing decisions routers make. Unlike routers, SBCs are able to classify these flows as a single interactive communication session and make more intelligent routing decisions to use the best path across the network to ensure secure, high quality communications.

•	Security. SBCs protect themselves, session agents and other elements of the service delivery infrastructure, as well as customer networks, systems and relationships. They protect customer networks and session privacy, and provide DoS/DDoS protection from malicious attacks and non-malicious overloads.

•	Service reach maximization. SBCs extend the reach of offered services by maximizing the different types of networks and devices supported. Support is provided for enabling sessions to traverse existing data firewall and network translation, or NAT, devices; bridging networks using overlapping IP addresses, virtual private networks, or VPNs, and IP version 4 and version 6 addresses; mediating between different signaling, transport and encryption protocols; converting between incompatible codecs; and translating signaling layer telephone numbers, addresses and response codes.

•	Service level agreement assurance. SBCs play a critical role in assuring session capacity and quality. They perform admission and overload control to ensure that both the network and service infrastructure have the capacity to support a session with high quality. Additionally, they control the quality of network transport. SBCs also monitor and report actual session quality to determine compliance with performance specifications set forth in service level agreements between service providers or enterprises and their users.

•	Revenue optimization and cost efficiency. SBCs can help service providers increase revenues by protecting against both bandwidth and quality of service theft, by routing sessions to minimize costs, and by providing accounting and related mechanisms to maximize billable sessions.

•	Regulatory compliance. SBCs support compliance with government mandated regulations worldwide, including emergency services such as enhanced 9-1-1, or E9-1-1, and lawful intercept, which involves law enforcement agencies’ electronic surveillance of circuit and packet-mode communications as authorized by judicial or administrative order, such as the Communications Assistance for Law Enforcement Act, or CALEA.

Our SBCs utilize our proprietary technology to process session based communications at network borders, and are designed to ensure that security and quality standards are met. Our key advantages include the following:

•	Significant experience in service provider deployments. We have significant experience in production deployments of SBCs by large interactive communications service providers, including deployments at 90 of the top 100 service providers in the world; and 11 of the Fortune 25 enterprises. Our product functionality and quality have continually improved based on our knowledge about network challenges and complexities that we have acquired through deployments with approximately 980 customers across the globe.

•	Breadth of applications and standards support. Our products are capable of processing the most widely used real time interactive voice, video and multimedia communications sessions at wireline, wireless and cable IP network borders. We support a broad range of IP signaling protocols, such as SIP, H.323, H.248, MGCP/NCS and RTSP, transport protocols, encryption protocols, codecs, and addressing methods.

•	Depth of border control features. We offer a deep set of session border control features for security, service reach maximization, service level agreement assurance, revenue optimization, cost efficiency, and regulatory compliance. In addition, our flexible product architecture facilitates rapid adoption of new control features required by emerging services, applications, business models and regulatory requirements.

•	Responsive service and support. Our responsiveness to our customers’ and distribution partners’ new feature requirements and interoperability testing, as well as our commitment to swift problem resolution, has been critical in deploying our products.

•	Carrier-class platform. Service providers and enterprises operate complex, mission critical networks that require security protection, high degrees of reliability, availability and maintainability, scalable performance and capacity, space and power saving hardware design and comprehensive network management. Products or platforms that satisfy these requirements are known as “carrier class”. We have designed our products to be carrier class.

•	Proven interoperability. We have demonstrated the ability of our SBCs to interoperate with key products being deployed by major vendors for next generation services, such as softswitches, IMS CSCF elements, IP PBXs, unified communication servers, application servers, media gateways, media servers, policy servers routing databases and other communications infrastructure elements.

In addition to our SBC offerings, we leveraged the technologies employed within our SBCs to introduce three additional product categories: session aware load balancer; multiservice security gateway and session routing proxy.

Session-aware load balancer

A session-aware load balancer, or SLB, is used to balance subscribers and their sessions across two or more Acme Packet SBCs creating an Acme Packet Net-Net SBC Cluster. The Net-Net SBC Cluster is a scalable solution for supporting up to 2 million subscribers from a single SIP IP address for any IMS, rich communication suite, or RCS, or next generation networks, or NGN, service network delivering voice, video and multimedia services over any mobile or fixed line network including the internet. The Net-Net SBC Cluster scales subscriber capacity without requiring architectural forklifts or network disruptions. As all elements of the SBC Cluster are SIP subscriber and session aware, it provides a more effective solution in terms of scalability, dynamic adaptive load balancing, geographic redundancy and management compared to traditional Layer 3/Layer 5 web load balancers and SIP redirect servers.

Multiservice security gateway

A multiservice security gateway, or MSG, is a very specific type of IP network “border controller” used by mobile service providers. A MSG securely connects subscribers to their mobile voice and data services over the untrusted internet and/or untrusted wireless networks. As a “gateway” it is deployed at the border between the core mobile services network and the untrusted wired internet and/or wireless networks that use public, unlicensed spectrum such as wireless fidelity, or Wi-Fi. They are “multiservice” in that they transport both voice and data services. Their “security” function authenticates mobile endpoints, secures the voice and data traffic within IPsec tunnels to ensure privacy and protect against theft, and defends against denial of service/distributed denial of service, or DoS/DDoS, attacks on the mobile service infrastructure at the transmission control protocol, or TCP/IP and IPsec networking levels to deliver non-stop service.

Used in conjunction with Wi-Fi and femtocell access points in homes and businesses, an MSG overcomes the poor radio access network coverage found in many geographic areas and inside large buildings. Consequently, they may accelerate fixed-mobile substitution, whereby the wireless phone will be the only phone, for today’s mobile circuited-switched time division multiplexing, or TDM, voice and IP packet data services. This solution also reduces mobile service provider networking costs by off-loading the macro radio access network and using the “free” internet for backhaul.

A MSG will also help enable new revenue opportunities for our customers by delivering enhanced SIP based applications such as video sharing, video calling, push-to-talk, home monitoring, instant messaging, multimedia collaboration, white-boarding, international toll bypass and others. We believe that SIP based voice may eventually replace today’s circuited switched TDM basic voice service. These SIP based services are controlled by the SBC, making the integration of SBC and MSG a natural combination.

Session routing proxy

A session routing proxy, or SRP, routes SIP-based voice, video, instant messaging and multimedia sessions within and between the mobile, fixed line and transit networks of service providers. A session routing proxy addresses scaling problems when session routing decisions become much more complex, requiring a dynamic, real-time routing decision for each individual session for multiple sources and destinations within a network. These multiple sources and destinations are other SIP signaling elements such as session border controllers, wireless MSCs, IMS CSCF elements, Class 5 softswitches, cable modem termination systems, or CMTS, and softswitches controlling media gateways.

Provisioning routing information and control in each of these SIP elements is expensive and error prone. Enabling each element to make routing decisions also increases capital costs since additional hardware processing is required by each element. The use of a SRP centralizes and consolidates routing control, reducing costs. Because the source and destination SIP signaling elements are session stateful, a SRP can operate in a stateless or transaction stateful mode, maximizing routing performance.

Because the routing table size needed to support SIP based services can be significant, session routing proxies are capable of using both internal and external routing databases. Internal routing databases best support static, localized routing decisions for up to a few million routes. Routing rules that are extremely dynamic, global or exceed a few million routes are best supported using the high capacity, centralized external databases.

Acme Packet’s Open Session Routing, or OSR, architecture features its session routing proxy using industry standard ENUM, SIP, extensible markup language, or XML, or domain name system, or DNS, protocols to access industry leading routing database products and services from Acme Packet’s OSR partners. This solution provides significant deployment flexibility and facilitates network evolution from small to large numbers of border points and from PSTN to IP network focused connectivity.

We believe that these key advantages of our products and services, together with their deployment by our approximately 980 customers, make Acme Packet the leading provider of border control solutions.

Our Strategy

Our objective is to grow our market and technology leadership in the SBC market. Principal elements of our strategy include:

•	Continuing to satisfy the evolving border requirements of service providers, enterprises, government and contact centers. Our SBC deployments in the wireline, wireless and cable networks of Tier 1 and other large service providers, as well as in enterprises and contact centers, position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality.

•	Exploiting new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs. We may acquire these new technologies through organic growth or through selective acquisitions.

•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•	Facilitating and promoting service interconnects among our customers. We intend to increase demand for our products by helping our customers to extend the reach of their services and, consequently, to increase the value of their services to their customers.

•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.

Our Technology

Our SBCs are designed specifically to make networks “session aware” by enabling them to recognize, manage and integrate the various communication flows that comprise a single session and then treat those media flows as a single session with the appropriate priority, security and routing among other different networks. Acme Packet Session Aware Networking, our technology architecture, enables the delivery of secure and high quality interactive communication sessions across IP network borders. Implemented by the tight integration of our Net-Net OS software and Net-Net hardware platforms, our technology combines five functions that make the network session aware:

•	session control policy;

•	session signaling service;

•	session media control;

•	session monitoring and reporting; and

•	session security service.

Session Aware Networking is designed to enable these five functions to share information dynamically. The session routing policy function collects the information necessary to guide the session signaling service in the selection of the optimal route across multiple IP networks. The media control function moves packets in compliance with security, quality of service, bandwidth and regulatory requirements. The session monitoring and reporting function updates the routing policy function with information about actual signaling function load, bandwidth availability and route performance. The session security service function protects the SBC, service infrastructure, customer networks and sessions among users of the services and applications.

We believe that the combination of these functions creates a comprehensive solution required to deliver secure and high quality interactive communications services across IP network borders.

Session control policy.  This software based function defines and collects the information needed to make a number of decisions. Session control policy includes the following:

•	Admission control, which determines whether session initiation requests should be accepted based upon session agent availability and load, bandwidth availability and observed session quality;

•	Routing, which determines the next session agent on the network based upon multiple metrics, including source, destination, service provider preference, prefix, cost, time-of-day and time-of-week;

•	Load balancing, which determines how sessions should be load balanced across multiple signaling elements on the network utilizing round-robin, hunt, least busy or proportional allocations; and

•	Call limiting, which limits the number or rate of calls to prevent overloads from less valuable sources or destinations.

Session signaling service.  This software based element supports a broad range of signaling protocols such as SIP, H.323, MGCP/NCS and H.248. Based on information received from the session control function, the signaling service function selects the best path through the network for each session. It selects the next signaling element in the network, such as user devices, softswitches, gateways and application servers that each session should visit. To initiate the session, this function signals the next device along the path. If no acceptable path is available, the signaling service rejects the initiation request. It performs network address and port translations for addresses exposed in the signaling messages for security and bridging incompatible networks, strips previous routing information to hide customers or suppliers and adds or strips codecs to ensure codec compatibility. It also determines if the media flows should be released peer-to-peer between endpoints or relayed through the media control function. For relayed sessions, it passes address information for the next signaling element in the path to the media control function. The signaling service also performs protocol repair and interworking by, for example, converting one protocol into another. Lastly, this function is able to track sessions for reporting and billing purposes.

Session media control.  Once the session is established, this function controls the media flows that are not released peer-to-peer between endpoints. Media control performs network address and port translations for security and bridging incompatible networks. It relays media to support the ability to address the cross network address translation and firewall devices, applies quality of service markings such as DiffServ bits and virtual area network, or VLAN, tags, performs transcoding between codecs when needed, and polices bandwidth usage in order to prevent, for example, a 64-Kbps voice session from switching to 384-Kbps video without permission. Media control also can extract touch tones embedded in the media flows, replicate the media flows for lawful intercept when required, and detect and repair certain session faults based on limits for items such as call length and maximum idle time. For example, if a signaling message terminating a session is lost, the session media control function notices and terminates the errant connection, freeing resources for other use.

Session monitoring and reporting.  This function compiles signaling and media performance information on a per session basis. Media quality measurements may include objective network attributes, such as delay, jitter and packet loss, or subjective measurements using mean opinion score algorithms. Signaling performance information includes session agent availability and load and call completion ratios. The reported information is used in fault and performance management and service level agreement reporting, and is input to subsequent routing and admission control policy decisions.

Session security service.  This function exploits integrated hardware and software capabilities to secure the SBC, the service infrastructure and subscriber sessions with respect to signaling and media flows. Static and dynamic access control lists for signaling messages are enforced by the SBC’s network processing subsystem to protect the signaling processor from DoS/DDoS attack and overload. DoS/DDoS attacks prevent network equipment from receiving legitimate media flows by overloading the network equipment with unrequested information. To avoid such attacks, subscriber endpoints must earn trust through successful registrations or calls to gain trusted access. For media flows, an SBC acts as a media firewall, permitting access for authorized sessions and blocking other traffic. All internal bandwidth consumed by all signaling and media flows are policed in hardware for optimum scalability in DoS/DDoS protection.

DoS/DDoS attack prevention entails blocking all attacks and overloads at the SBC. Many of the session routing policies described above prevent signaling and media overloads on the service infrastructure from legitimate subscribers. A hardware-based encryption engine can ensure confidentiality of both signaling and media flows for subscriber sessions.

Our Products

Our Net-Net family of products consists of the Net-Net OS software platform, the 2600, 3800, 4250, 4500 and 9200 platforms; 4500 Advanced Telecommunications Computing Architecture blade, or ATCA blade; and Element Management System, or EMS, Session Analysis System, or SAS, and Route Manager Central, or RMC, management applications. The brand name “Net-Net” reflects the role of these products in interconnecting IP networks for voice, video and multimedia services. Our Net-Net products serve as a central element in unifying the separate IP networks that comprise wireline, wireless and cable networks. Our products include our hardware platforms and proprietary software. They deliver high quality border control functionality, performance, capacity, scalability, availability and manageability, while allowing service providers and enterprises to deliver high quality, secure, real-time, interactive communications.

Acme Packet Net-Net OS

The Acme Packet Net-Net OS is our software platform that supports SBC, SLB, MSG, and SRP, configurations. It operates on the Net-Net 2600, 3800, 4250, 4500 and 9200 platforms, and Net-Net 4500 ATCA blade. It offers rich border control functionality in terms of architectural flexibility, signaling protocol breadth, control function and feature depth, and carrier class availability and manageability.

Net-Net OS supports all five required border control functions:

•	Security. Net-SAFE, our security framework, protects the service delivery infrastructure and customer/subscriber networks, systems and relationships with support for SBC/MSG DoS/DDoS protection, access control, topology hiding, session privacy, virtual private network separation, service infrastructure DoS/DDoS prevention and fraud prevention.

•	Service reach maximization. Our products extend the reach of offered services by maximizing the different types of networks and devices supported. Critical features include: NAT traversal, which is the ability to enable communication sessions to be carried over existing data firewall and NAT devices; bridging of private and public IPv4 and IPv6 address spaces including VPNs, signaling, encryption and transport protocol interworking; transcoding; and number, address and response code translations.

•	Service level agreement assurance. Our products support a number of features designed to guarantee session capacity and quality. These features include: admission control based upon signaling element load, bandwidth availability (including policy server interfaces) and observed quality of service; quality of service marking and mapping; and quality of service reporting.

•	Revenue optimization and cost efficiency. Net-Net OS includes a number of features that help customers maximize revenues and minimize costs. These include protection against revenue leakage from service theft, including bandwidth policing, quality of service theft protection, accounting, session timers, least-cost routing and load balancing.

•	Regulatory compliance. Our products support compliance with government-mandated regulations worldwide, including emergency services such as E9-1-1, the Government Emergency Telecommunication Service, or GETS and lawful intercept such as CALEA in the United States.

Other Net-Net OS features include the following:

•	Multi-protocol support. Net-Net OS provides support for a broad range of signaling protocols for interworking, load balancing and routing, and decomposed SBC control.

•	High availability. Our high availability configurations protect against loss of service in the event of hardware or software failures. The check pointing of media, signaling and configuration state is designed to ensure no loss of active calls, or support for new call requests.

•	Management. Our products support a comprehensive collection of element management tools and operational support system interfaces.

•	Architectural flexibility. Our products support different architectural models. Our SBCs can be configured as an integrated solution with signaling service and media control (each of which is described above) supported on a single hardware platform or a decomposed solution with media control and signaling service supported on two separate hardware platforms. An integrated SBC may also be integrated with a MSG. The choice of integrated or decomposed SBC solutions provides our distribution partners and customers with increased flexibility and scalability in implementing next generation architectures. An integrated SBC solution offers more session border control functionality and simplifies the evaluation, deployment and on-going support of the product. A decomposed solution enables scaling the signaling and media control elements independently for optimum performance and capacity.

Acme Packet Net-Net Platforms

The Acme Packet Net-Net platforms address a broad range of interactive communications requirements for performance, capacity and bandwidth. Each of these platforms is more fully discussed below:

•	Acme Packet Net-Net 2600 platform, acquired from our Covergence acquisition in April 2009, delivers an integrated SBC configuration optimized for low capacity enterprise and contact center applications. The 1 rack-unit (RU) form factor Net-Net 2610 and 2RU Net-Net 2620 are Acme Packet supported Intel quad core servers operating Net-Net OS-E in a Linux software environment.

•	Acme Packet Net-Net 3800 platform, introduced in the first quarter of 2009, is our integrated SBC solution for low-capacity deployments in service provider, government defense and security focused agencies, enterprises and contact centers. The 1RU Net-Net 3800 and all higher capacity platforms feature Acme Packet’s custom hardware design tightly integrated with Net-Net OS to satisfy the most critical infrastructure security requirements.

•	Acme Packet Net-Net 4250 platform, shipping since 2002, is the industry’s most widely deployed session border controller. Its success is attributable to its high functionality, architectural flexibility and signaling protocol breadth, and its ability to satisfy the performance, capacity, availability and manageability requirements of many service providers, enterprises, government organizations and contact centers.

•	Acme Packet Net-Net 4500 platform, shipping since the third quarter of 2008, delivers unmatched performance and configuration capabilities in a 1RU form factor. It supports all Acme Packet Net-Net SBC, SLB, MSG and SRP configurations, functions and features supported by Acme Packet’s Net-Net OS.

•	Acme Packet Net-Net 4500 ATCA blade, consisting of an ATCA front card and rear transition module, is designed to be easily integrated by wireless and wireline communication systems vendors into their ATCA chassis. The blade also supports all Acme Packet Net-Net SBC, SLB, MSG and SRP configurations, functions and features supported by Acme Packet’s Net-Net OS.

•	Acme Packet Net-Net 9200 platform, introduced in late 2005, offers our highest levels of performance, capacity and availability for service provider and l enterprise deployments in a single 7 RU hardware chassis-based system. The Net-Net 9200 also supports high capacity transcoding and transrating for a wide selection of wireline and wireless codecs.

The following table outlines the differentiating features of our hardware platforms:

	Net-Net 2600	Net-Net 3800	Net-Net 4250

Signaling performance (relative sessions/second)	1 x	1 x	1 x
Media capacity with quality of service reporting (maximum number of sessions)	4,000	4,000	32,000
Transcoding capacity (maximum number of sessions)	400	n/a	n/a
IPsec tunnel capacity maximum (number of tunnels)	n/a	5,000	120,000
Local route table capacity (maximum number of routes)	1 million	1 million	1 million
Network interfaces (maximum number and type)	(6) 1 Gbps	(4) 1 Gbps	(2) 1 Gbps
DoS/DDoS protection, hardware-software based	Basic	Basic & Advanced	Advanced
High availability configuration	Inter-system	Inter-system	Inter-system
Size of high availability configuration (rack units)	2	2	2

	Net-Net 4500
	50000	Net-Net 4500 ATCA	Net-Net 9000

Signaling performance (relative sessions/second)	2.6 x	2.6 x	7 x
Media capacity with quality of service reporting (maximum number of sessions)	64,000	64,000	128,000
Transcoding capacity (maximum number of sessions)	n/a	n/a	16,000
IPsec tunnel capacity maximum (number of tunnels)	200,000	200,000	500,000
Local route table capacity (maximum number of routes)	2 million	2 million	2 million
Network interfaces (maximum number and type)	(4) 1 Gbps	(4) 1 Gbps	(8) 1 Gbps or (2) 10 Gbps
DoS/DDoS protection, hardware-software based	Advanced	Advanced	Advanced
High availability configuration	Inter-system	Inter-system	Intra-system
Size of high availability configuration (rack units)	2	2	7

Acme Packet Net-Net OS-E

Acme Packet OS-E, acquired in our Covergence acquisition in April 2009, is our enterprise SBC software for embedded OEM applications. The target host systems include IP PBXs, unified communications server platforms, small routers, internet access devices, or IADs, and other equipment deployed in small to medium businesses or large enterprise branch offices. It supports all the SBC protocols, functions and features supported by the Net-Net 2600 platform. Operating in Linux, it is available for standalone server and Virtual Machine (VMware or Xen) environments.

Acme Packet Net-Net EMS

The Acme Packet Net-Net Element Management System, or Net-Net EMS, is a network element management application for our Net-Net family of products. Net-Net EMS is designed to rapidly deploy and easily manage single or multiple Net-Net SBCs. As a standalone management system, Net-Net EMS is designed to support all required configuration, fault, performance and security management functions through an easy-to-use, browser based graphical user interface. Net-Net EMS can efficiently integrate into existing and next-generation operational support systems, through industry standard interfaces.

Acme Packet Net-Net SAS

The Acme Packet Net-Net Session Analysis System, or Net-Net SAS, provides off-line collection, reporting and analysis of session call detail records, or CDRs, for the Net-Net family of SBCs. It enables comprehensive session/call level troubleshooting, performance analysis and traffic monitoring without the need for third party tools or application development.

Acme Packet Net-Net RMC

The Acme Packet Net-Net Route Manager Central, or Net-Net RMC, consolidates and automates the management and distribution of up to two million routes per Acme Packet SBC or session routing proxy (SRP). This element management application can automatically distribute routing information to all or specific subsets of SBCs and SRPs in the network. The Net-Net RMC’s graphical user interface, or GUI, with global search and display capabilities simplifies route modification and creation. To enhance troubleshooting and maintenance, Net-Net RMC maintains a history of route changes and system updates and provides roll-back capability.

General

Customers can purchase our products in either a standalone or high-availability configuration and can license our software in various configurations depending on customers’ requirements for session capacity, feature groups and protocols. The pricing of our products depends upon the hardware platform (e.g. Net-Net 4500 or 9200) and related options, the signaling protocols used (e.g. SIP or H.323), the number of active sessions or subscribers, and the software feature group options.

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

Technical Assistance Center.  From our headquarters in Burlington, Massachusetts, we operate a technical assistance center to provide our customers with post-installation services such as support and maintenance, informational services, and technical support services. We provide remote assistance to customers worldwide, including periodic updates to our software and product documentation. To respond to our customers’ needs, our technical assistance group is available 24 hours a day, 7 days a week and accessible by phone, e-mail and, when required, on site.

Training.  We offer an array of training courses to our customers covering product and solutions overview, basic and advanced configuration and administration and troubleshooting and maintenance. We present these courses at our corporate and regional headquarters, and we also can deliver customized versions of the courses at customer sites and at global training events.

We had 133 employees dedicated to providing these services as of December 31, 2009 up from 107 at December 31, 2008. We believe our commitment to servicing our customers provides us with a competitive advantage by helping us to retain customers and to identify new product opportunities.

Sales and Marketing

We market and sell our products and support services indirectly through our distribution partners and directly through our sales force. Our sales and marketing team consisted of 107 employees and full time contractors as of December 31, 2009.

Marketing and Product Management.  In addition to building brand awareness and broadly marketing our products, our marketing team actively supports our sales process and works to influence next generation service application architectures and requirements globally by actively contributing to industry related standards organizations, conferences, trades shows, publications and analyst consulting services.

Direct Sales.  Our direct sales team, with assistance from marketing, sells directly to large, individual service providers and enterprises worldwide. We maintain sales offices in Burlington, Massachusetts; Madrid, Spain; Seoul, Korea; Tokyo, Japan and Ipswich, United Kingdom. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, Czech Republic, France, Germany, Hong Kong, India, Italy, Jordan, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Russia, Singapore, South Africa, Sweden, Taiwan, Thailand, and throughout the United States.

Indirect Distribution Partners

We utilize three different types of indirect distribution partners: value-added system resellers; distributors and original equipment manufacturers, or OEMs, to acquire new customers for our products and technology. System resellers purchase systems comprised of Acme Packet software and hardware, integrate other value-added products and services, and resell the combined solution to end user customers. Our distributors resell Acme Packet systems to system resellers that do not have a direct purchasing relationship with Acme Packet. Acme Packet OEMs integrate Net-Net OS software or ATCA blades into their own branded products and resell them directly or indirectly to end user customers. The Acme Packet brand is a visible secondary brand in these solutions.

The agreements with our indirect distribution partners typically have a duration of one to three years and provide for a full spectrum of sales and marketing services, implementation services, technical and training support, and warranty protection. They do not contain minimum sales requirements. We follow a standard contracting process with our indirect distribution partners. The first time a distribution partner places an order for any of our products, we enter into a master agreement that contains general terms and conditions applicable to all purchases or licensing of our products. By entering into this type of distribution partner agreement with us, a distribution partner does not become obligated to order or purchase any fixed or minimum quantities of our products. Our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other applicable delivery terms that are applicable to these products. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from distribution partners have been insignificant to date. As of December 31, 2009, we had approximately 100 distribution partners. Our partners include many of the largest networking, telecommunications equipment vendors and systems integrators in the world, as well as regionally focused organizations.

Customers

Our products and services have been selected by more than 980 end user customers in 104 countries. These end user customers consist of legal entities that have either purchased products or services directly from us or have purchased our products through one of our distribution partners. Our end-user customers include incumbent and competitive local exchange and long distance providers, international service providers, cable operators, internet telephony service providers, voice application service providers, wireless service providers, enterprises, contact centers, universities and government agencies. In addition to these many different customer profiles, our end-user customers reflect different services and applications, network types, business models and countries.

Revenue from customers located outside the United States and Canada represented 46% of our total revenue in 2009, 49% of our total revenue in 2008 and 52% of our total revenue in 2007. The following is a list of our customers who accounted for at least 10% of our net revenue for the applicable period indicated below:

Year Ended December 31,
2009	2008	2007

Alcatel-Lucent—15%	Alcatel-Lucent—17%	Alcatel-Lucent—17%
Nokia Siemens Networks—14%	Nokia Siemens Networks—15%	Nokia Siemens Networks—15%
	Sprint—10%	Sprint—13%
Ericsson—11%

We follow a standard contracting process with all of our customers. The first time a customer places an order for any of our products we enter into a master agreement that contains general terms and conditions applicable to all purchases or licensing of our products by such customer. By entering into an end-user or reseller agreement with us, a customer does not become obligated to order or purchase any fixed or minimum quantities of our products. Our customers generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other applicable delivery terms that are applicable to products.

Research and Development

Continued investment in research and development is critical to our business. We have assembled a team of 154 engineers as of December 31, 2009 up from 124 at December 31, 2008, with expertise in various fields of communications and network infrastructure. Our research and development organization is responsible for designing, developing and enhancing our software products and hardware platforms, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third party hardware and software products. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems. In addition, we have invested significant time and financial resources into the development of our Net-Net family of products.

Research and development expense totaled $28.2 million for 2009, $23.0 million for 2008 and $20.8 million for 2007.

Manufacturing

We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 3800, 4000, and 4500 series of products to Plexus Corporation and Benchmark Electronics, Inc. We subcontract all of the manufacturing of our Net-Net 9000 series of products to Plexus Corporation and TTM Technologies, Inc. We subcontract all of the manufacturing of our Net-Net 2600 series of products to NEI, Inc. We have written agreements with Plexus Corporation and Benchmark Electronics, Inc. We do not have any written agreements with NEI, Inc. or TTM Technologies, Inc. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other delivery terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules. In addition, we cannot be certain or provide any assurance that our manufacturers will accept all of our purchase orders, or any of them, and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications.

Although there are multiple sources for most of the component parts of our products, some of the network processors, traffic managers, microprocessors and network search engines used in our product are sourced from single or, in some cases, limited sources. For example, our contract manufacturers purchase through electronics distributors various types of network processors, traffic managers, microprocessors and network search engines from various component manufacturers, including Applied Micro Circuits Corporation, Broadcom Corporation, Freescale Semiconductor, Inc., Marvell Semiconductor, Inc., Mindspeed Technologies, Inc., Intel Corporation, Micron Technology, Inc., Exar Corporation, and Netlogic Microsystems, Inc., which are presently our contract manufacturers’ sole sources for these particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. We regularly monitor the supply of the component parts and the availability of alternative sources. Also, we have entered into arrangements with a few electronics distributors which require the electronics distributors to establish and maintain at least three months’ inventory of certain key components, and, at the request of our contract manufacturers, to supply all or a portion of the key components held pursuant to this arrangement to our contract manufacturers for use in the manufacture of our products. Our contractual arrangements with the electronics distributors do not provide for the electronics distributors to enter into any contract with any of these component manufacturers to guarantee the supply of these key components. Our contract manufacturers provide forecasts to the electronics distributors of our manufacturers’ requirements of these key components. These electronics distributors use the forecasts to source the key components from time to time, to the extent that these key components are available from the applicable component manufacturers, with the objective of maintaining at all times at least three months’ supply of these key components available for delivery to our contract manufacturers. When our contract manufacturers require certain key components for use in the manufacture of our products, we direct them to issue purchase orders to the applicable electronics distributor and, if the applicable electronics distributor has the requested quantities of these key components on hand, it will accept the purchase order issued by our contract manufacturers and supply the quantities of the key components covered by the purchase order. Despite these arrangements, we cannot be certain or provide any assurance that the applicable component manufacturers will accept all of the purchase orders, or any of them, issued by these electronics distributors and agree to supply any of the quantities of these components requested by these electronics distributors. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months’ inventory of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of these key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers’ requirements.

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

Our primary competitors now include Cisco Systems, Inc., Genband Inc., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd. and Sonus Networks Inc. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with other market offerings. As the SBC market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including some of our distribution partners.

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

As of December 31, 2009, we had been issued fourteen U.S. patents and we had twelve U.S. utility patent applications pending, as well as counterparts pending in other jurisdictions around the world. Our three registered trademarks in the United States are “Acme Packet,” “Net-Net” and “Acme Packet Session Aware Networking.”

In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws. We also incorporate a number of third party software programs into our Net-Net products pursuant to license agreements.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that in the future, we may be advised by third parties of information that could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In international countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Claims by other parties that we infringe their proprietary technology could force us to redesign our products or to incur significant costs.”

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

Employees

As of December 31, 2009, we had 450 employees and full-time independent contractors, consisting of 107 employees and full time independent contractors engaged in sales and marketing, 154 employees engaged in engineering, 133 employees and full-time independent contractors engaged in professional support services, 28 employees engaged in manufacturing, and 28 employees engaged in finance, administration and operations. A total of 97 employees and full-time independent contractors were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our current employee relations to be good.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business

The worldwide economic downturn, including recent developments in the financial markets in the United States and elsewhere in the world may adversely affect our operating results and financial condition.

As widely reported, financial markets in the United States, Europe and Asia have experienced extreme disruption within the past eighteen months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions, such as the severe restrictions on credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect our business in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in demand for our products and services. Our customers’ ability to pay for our solutions may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. For example, during 2008 we had a significant increase in our allowance for doubtful accounts primarily related to the bankruptcy proceedings of one of our distribution partners.

Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. Our success depends on our ability to effectively plan and manage our resources through rapidly fluctuating economic market conditions. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Should these economic conditions result in our not meeting our revenue growth objectives, it may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Additionally, our current economic and taxing policies are subject to change by the U.S. government legislators which may have an adverse impact on our future financial results. Until the new legislative agenda is finalized and enacted, it is not possible to determine the impact of such changes, if any.

Because we derive a significant portion of our revenue from interactive communications service providers, our operating results will suffer if the interactive communications industry experiences an economic downturn.

We derive a significant portion of our revenue from the communications industry. Our future success depends upon the continued demand for communications equipment by service providers, enterprises, government agencies and contact centers. The communications industry is cyclical and reactive to general economic conditions. Economic conditions worldwide have, from time to time, contributed to slowdowns in the communications industries and networking industries at large. In the past, worldwide economic downturns, pricing pressures and deregulation have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings caused delays and reductions in capital and operating expenditures by our customers. These delays and reductions, in turn, could reduce demand for communications products like ours. A reoccurrence of these industry patterns, as well as general domestic and international economic conditions and other factors that reduce spending by companies in the communications industry, may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

As of December 31, 2009, we had more than 100 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 63% and 59% of our total revenue in 2009 and 2008, respectively, while two distribution partners represented 31% and 32% of our accounts receivable as of December 31, 2009 and 2008, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. For example, one of our distribution partners entered into bankruptcy proceedings in January 2009, which caused us to increase our allowance for doubtful accounts as of December 31, 2008. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase session border controllers, or SBCs, from our competitors rather than from us. Under our contracts with our distribution partners, they generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners have or may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

Moreover, if we are unable to leverage our sales, support and services resources through our distribution partner relationships, we may need to hire and train additional qualified sales, support and services personnel. We cannot be assured, however, that we will be able to hire additional qualified sales and support and services personnel in these circumstances and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales, support and services personnel, we will incur additional costs and our operating results, including our gross margin, may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, two such customers accounted for 29% of our total revenue in 2009 and three such customers accounted for 42% of our total revenue in 2008. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

We recently acquired Covergence Inc. and may undertake additional acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of our growth strategy, in April 2009, we acquired Covergence Inc., or Covergence, a privately held company located in Maynard, Massachusetts, which provided software-based SBCs for the delivery of VoIP/IP telephone, unified communications and service-orientated architecture applications. Whether we realize the anticipated benefits from this transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection with this acquisition. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets and there can be no assurance that this transaction will be successful. In addition, as part of the merger consideration for the acquisition of Covergence, we issued 2,874,383 shares of common stock and registered these shares with the Securities and Exchange Commission, or SEC, for resale by the new stockholders. As a result, our stockholders experienced dilution when these shares became available for resale.

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

Over the long term we intend to increase our investment in engineering, sales, service, manufacturing and administration activities, and these investments may achieve delayed, or lower than expected benefits which could harm our operating results.

While recently we have focused on managing our costs and expenses, over the long term, we intend to continue to add personnel and other resources to our engineering, sales, service, and manufacturing functions as we focus on developing emerging technologies, the next wave of advanced technologies, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our consolidated financial position, results of operations, or cash flows may be adversely affected.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

If our quarterly revenue, earnings or other operating results fall below the expectations of securities analysts or investors, the price of our common stock could decrease substantially. Our operating results can vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Generally, purchases of communications equipment by services providers, enterprises, governments and contact centers have been unpredictable and clustered, rather than predictable and steady, they frequently build out and update their communications networks in stages. In addition, the following factors, among others, can contribute to the unpredictability of our quarterly operating results:

•	fluctuations in demand for our products, and the timing and size of customer orders;

•	the length and variability of the sales and deployment cycles for our products, and the corresponding timing of recognizing revenue;

•	new product introductions and enhancements by our competitors and us;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in our third party manufacturing costs or in the prices of components and materials used in our products;

•	our ability to develop, introduce and deploy new products and product enhancements that meet customer requirements in a timely manner;

•	our ability to obtain sufficient supplies of limited source components or materials;

•	our ability to attain and maintain production volumes and quality levels for our products; and

•	general economic conditions, as well as those specific to the communications, networking and related industries.

As with other communications equipment suppliers, we may recognize a substantial portion of our revenue in a given quarter from sales booked and shipped in the last month of that quarter. As a result, a delay in customer orders is likely to result in a delay in shipments and recognition of revenue beyond the end of a given quarter. Because a relatively small number of customers may account for a substantial portion of our revenue in any quarter, any such delay in an order from a customer may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our operating expenses are largely based on our anticipated revenue growth and related organizational growth. Most of our expenses, such as employee compensation, are relatively fixed in the short term. As a result, any shortfall in revenue in relation to our expectations, whether for the reasons set forth above, the reasons identified below or any other reason, could cause significant changes in our operating results from quarter to quarter and could result in lower quarterly earnings.

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

We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 3800, 4000 and 4500 series of products to Plexus Corporation and Benchmark Electronics, Inc. We subcontract all of the manufacturing of our Net-Net 9000 series of products to Plexus Corporation and TTM Technologies, Inc. We subcontract all of the manufacturing of our Net-Net 2600 series of products to NEI, Inc. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules.

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

Certain key components used in the manufacture of our products are sourced from single or, in some cases, limited sources. For example, the third parties that we hire to manufacture our products, or contract manufacturers, purchase through electronics distributors various types of network processors, traffic managers, microprocessors and network search engines. Specifically, Applied Micro Circuits Corporation, Broadcom Corporation, Exar Corporation, Freescale Semiconductor, Inc., Intel Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., Mindspeed Technologies, Inc. and Netlogic Microsystems, Inc., are presently the sole sources for particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. Our contractual arrangements with our electronics distributors do not provide for these electronics distributors to enter into any contract with any component manufacturer to guarantee the supply of these key components. We have entered into arrangements with our contract manufactures and electronic distributors to source key components. Despite these arrangements, we cannot be certain or provide any assurance that the component manufacturers will accept any or all of the purchase orders, issued by the electronics distributors and agree to supply any or all of the quantities requested. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months’ supply of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of the key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers’ requirements. Additionally, if our contract manufacturers underestimate our component requirements, or if we fail to accurately predict our manufacturing requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. In light of the recent downturn in the global economic conditions, there is also the risk that these electronics distributers could experience interruptions in production, case operations, or alter our current arrangements. Also our suppliers may:

•	enter into exclusive arrangements with our competitors;

•	be acquired by our competitors;

•	stop selling their products or components to us at commercially reasonable prices;

•	refuse to sell their products or components to us at any price; or

•	be unable to obtain or have difficulty obtaining components for their products from their suppliers.

If our supply of any key components is disrupted, we may be unable to deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, injury to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and we may experience difficulties or delays in the manufacturing of our products. For example, we have customized some of our hardware products to accommodate the design of some key components, and the loss of the sole supplier of a key customized component could require that we redesign related components to accommodate replacement components. Any failure to meet our customers’ delivery requirements could harm our reputation and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

If the market for our products does not continue to develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

Despite introducing one additional category of product in 2009, the session-aware load balancer, and two additional categories of products in 2008, the multiservice security gateway, or MSG, and the session routing proxies, or SRP, we derive, and expect to continue to derive, a significant amount of our revenue from providing SBCs. The market for SBCs is relatively new and still evolving, and it is uncertain whether these products will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of interactive communications service providers to continue to implement SBCs.

Some service providers or enterprises may be reluctant or unwilling to implement SBCs for a number of reasons, including failure to perceive the need for improved quality and security of interactive communications across internet protocol, or IP, borders and lack of knowledge about the potential benefits that SBCs may provide. Even if service providers or enterprises recognize the need for improved quality and security of interactive communications across IP borders, they may not select SBCs such as ours because they choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our SBCs.

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

We derive our revenue by providing SBCs to interactive communications service providers seeking to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers’ networks to a single IP network architecture. The migration of voice traffic from the public switched telephone network, or PSTN, to IP networks is in its early stages, and the continued migration to IP networks depends on a number of factors outside of our control. Among other things, existing networks include switches and other equipment that may have estimated useful lives of twenty years or more and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products such as ours that are designed to migrate interactive communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, the SBC market may not expand as predicted, if at all, and we will not be able to gain new customers. In addition, even if there is a successful migration to an IP network for interactive communications, new unforeseen technologies may render the SBC unnecessary. As a result, our revenues would decrease which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

If we do not timely deliver new and enhanced products that respond to customer requirements and technological changes, interactive communications service providers may not buy our products and our revenue may decline.

To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to, customer requirements and offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. For example, our most recent product introductions, the Net-Net 26000 series, Net-Net 3800 series and Net-Net 4500 series, may not adequately respond to new customer demands, and, therefore, demand for our products may decrease or may fail to increase to the extent contemplated by our business plan. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be adversely affected, and we may lose current and prospective customers which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

If our products do not interoperate with our customers’ existing networks, the demand for our products will decrease.

Our products must interoperate with our customers’ existing networks, each of which may have different specifications. An unanticipated lack of interoperability may result in significant support and repair costs and harm our relations with customers. If our products do not interoperate with those of our customers’ networks, installations could be delayed or orders for our products could decrease, which would result in loss of customers which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.

In 2009, 46% of our revenue was attributable to our international customers and we plan to expand our international operations in the future. The success of our business may depend, in part, on our ability to expand into international markets. Any expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. We have employees in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, Czech Republic, France, Germany, Hong Kong, India, Italy, Jordan, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Russia, Singapore, South Africa, Spain, Sweden, Taiwan, Thailand, and the United Kingdom. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products or otherwise may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Among the risks we believe are most likely to affect us are:

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

Although relatively new, the market for SBCs is competitive and continually evolving. We expect competition to persist and intensify in the future as the SBC market grows and new and existing competitors devote considerable resources to introducing and enhancing products. Our primary competitors now include Cisco Systems, Inc., and Genband Inc., through its acquisition of NextPoint Networks Inc. In addition, we compete with some of the companies with which we have distribution partnerships, such as Huawei Technologies Co., Ltd., Sonus Networks Inc. and Telefonaktiebolaget LM Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support.

Networking and telecommunications equipment suppliers without competitive solutions today may introduce solutions in the future, either through internal development or acquisition. For example, in 2007 Cisco Systems, Inc. introduced its Unified Border Element. These additional competitors may include some of our distribution partners. Any new entrant would be likely to devote significant sales and marketing resources to establish its position in the SBC market and may be willing to price its products at a discount or bundle its products with other equipment or services in an attempt to rapidly gain market share. New product introductions or new market entrants could cause service providers to delay purchase decisions or reopen bidding processes. If new product enhancements and introductions are superior to ours, and we are unable to make comparable enhancements to our products, our competitive advantage would be compromised which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Our competitors may have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. These competitors may be in a position to respond more quickly than we do to new or emerging technologies or changes in customer requirements or may foresee the course of market developments more accurately than we do. As a result, we may experience price reductions for our products, decreases in order placement and increased expenses which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our revenue growth may be constrained by our product concentration and lack of revenue diversification.

We have derived the majority of our revenue to date from sales of our SBCs, and we expect that our SBCs will account for substantially all of our revenue for the foreseeable future. Continued market acceptance of these products is critical to our future success. As a result, our consolidated financial position, results of operations, or cash flows may be materially adversely affected by:

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

Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of, or lapses in, the research and development tax credit laws; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Adverse outcomes from these continuous examinations may have a material adverse effect on our consolidated financial position, operating results, or cash flows.

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

For example, we recognize our product software license revenue in accordance with the accounting standards for software revenue recognition. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards, or changes in our business practices could result in future changes in our revenue recognition accounting policies that may have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the future we may have to defer recognition for license fees due to several factors, including whether a transaction involves:

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our founders, Andrew D. Ory, who is also our President and Chief Executive Officer, and Patrick J. MeLampy, who is also our Chief Technology Officer. Neither of these officers is a party to an employment agreement with us, and either of them therefore may terminate employment with us at any time with no advance notice. The replacement of either of these two officers likely would involve significant time and costs, and the loss of either of these officers may significantly delay or prevent the achievement of our business objectives.

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

We continued to expand our operations in 2007, 2008 and 2009. For example, during the period from December 31, 2007 through December 31, 2009, we increased the number of our employees and full-time independent contractors by 38%, from 327 to 450. We have also increased the number of our employees and full-time independent contractors located outside the United States in multiple countries and as a result we are required to comply with varying local employment and tax laws for each of these new locations. In connection with the acquisition of Covergence, we added 39 employees in April 2009. In addition, our total operating expenses increased by 53% in 2007, 18% and 2008 and 23% in 2009. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the present macroeconomic crisis, and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

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

Any lawsuits regarding intellectual property rights, regardless of their success, could be time-consuming, expensive to resolve, would divert our management’s time and attention and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Our products are critical to the business operations of our customers. If one of our products fails, an interactive communications service provider may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any product liability claims, whether or not successful, could seriously damage our reputation and our business. In addition, if an actual or perceived breach of network security occurs in the network of one of our customers, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors could cause the market price of our common stock to decline, and investors may lose some or all of the value of their investment.

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

Certain of our directors and executive officers own a significant amount of our common stock and could exercise substantial corporate control.

Certain of our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, approximately 28% of our outstanding shares of common stock based on the number of shares outstanding as of December 31, 2009. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. These persons, acting together, may have the ability to control the management and affairs of our company. Some of these stockholders also may have interests different than, or adverse from, our other stockholders. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by:

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

We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before December 31, 2009 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

Item 2.	Properties

We lease approximately 72,000 square feet of office space in Burlington, Massachusetts pursuant to leases that expire in June 2010. On December 10, 2009, we entered into a lease to secure approximately 124,000 square feet of office space for our future corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts. The estimated commencement date for occupancy under this lease is June 1, 2010 and it expires in November 2016. We also maintain sales offices in Madrid, Spain; Seoul, Korea; Tokyo, Japan and Ipswich, United Kingdom.

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

There were no matters submitted to a vote of security holders during the three months ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “APKT” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low

2008
First Quarter	$12.81	$6.85
Second Quarter	$10.09	$7.72
Third Quarter	$8.00	$4.05
Fourth Quarter	$5.72	$2.83
2009
First Quarter	$6.56	$3.55
Second Quarter	$10.34	$5.90
Third Quarter	$10.88	$7.54
Fourth Quarter	$12.25	$9.20

The last reported sale price for our common stock on the NASDAQ Global Select Market was $17.42 per share on March 3, 2010.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any cash flow to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, and other factors the board of directors deems relevant.

Stockholders

As of March 3, 2010, there were approximately 122 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 13, 2006 (the date of our initial public offering) and December 31, 2009, with the cumulative total return of (i) the NASDAQ Telecommunications Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on October 13, 2006 in our common stock, the NASDAQ Telecommunications Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 13, 2006 of $15.91 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the NASDAQ Stock Market, Inc., a financial data provider and a source believed to be reliable. The NASDAQ Stock Market, Inc. is not responsible for any errors or omissions in such information.

	10/13/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009

Acme Packet	100.0	129.7	79.1	33.1	69.1
NASDAQ Composite Index	100.0	102.5	112.5	66.9	96.3
NASDAQ Telecommunications Index	100.0	106.5	116.2	66.3	98.2

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

We raised a total of $92.4 million in gross proceeds from the IPO, or approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of approximately $2.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. None of our net proceeds from the IPO have been utilized to support business operations. Pending such application, we have invested the remaining net proceeds in money-market mutual funds and U.S. agency notes. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2008, our board of directors authorized the repurchase of up to $20.0 million of our common stock over the subsequent twelve month period. In August 2008, our board of directors expanded the common stock repurchase program by authorizing the repurchase of an additional $35.0 million of our common stock for an aggregate of $55.0 million. The purchases of our common stock were executed periodically as market and business conditions warranted on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which permitted shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

This common stock repurchase program did not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may have been suspended or discontinued at any time. The common stock repurchase program expired on February 28, 2009. Under the program, we repurchased 6,756,680 shares of our common stock for an aggregate purchase price, including applicable brokers’ fees, of $37.5 million.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and the other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2006 and 2005 and as of December 31, 2007, 2006 and 2005 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)

Statements of Operations Data:
Revenue:
Product	$107,144	$91,277	$94,906	$71,810	$31,080
Maintenance, support and service	34,314	25,081	18,146	12,260	5,040

Total revenue	141,458	116,358	113,052	84,070	36,120

Cost of revenue:
Product(1)	21,613	19,662	18,736	14,874	8,231
Maintenance, support and service(1)	5,668	5,005	4,377	3,122	1,342

Total cost of revenue	27,281	24,667	23,113	17,996	9,573

Gross profit	114,177	91,691	89,939	66,074	26,547

Operating expenses:
Sales and marketing(1)	53,643	44,411	35,745	23,985	15,156
Research and development(1)	28,198	23,046	20,812	13,503	9,130
General and administrative(1)	12,305	10,026	8,850	5,404	2,644
Merger and integration-related costs	1,102	—	—	—	—

Total operating expenses	95,248	77,483	65,407	42,892	26,930

Income (loss) from operations	18,929	14,208	24,532	23,182	(383)
Total other income, net	175	2,979	6,369	2,239	348
Gain on acquisition of business	4,293	—	—	—	—

Income (loss) before provision for (benefit from) income taxes	23,397	17,187	30,901	25,421	(35)
Provision for (benefit from) income taxes	6,291	5,615	11,340	(3,443)	—

Net income (loss)	$17,106	$11,572	$19,561	$28,864	$(35)

Net income (loss) per share applicable to common stockholders:
Basic(2)	$0.30	$0.20	$0.33	$0.57	$0.00
Diluted(2)	$0.28	$0.18	$0.30	$0.50	$0.00
Weighted average number of common shares used in net income (loss) per share calculation:
Basic(2)	57,077,639	58,463,410	59,385,082	50,437,801	15,240,890
Diluted(2)	61,551,040	62,920,268	66,016,411	57,418,796	15,240,890

	As of December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$174,987	$125,723	$136,420	$118,714	$15,369
Working capital	123,452	136,006	153,479	123,299	14,005
Total assets	246,726	174,010	184,174	153,305	30,121
Total stockholders’ equity	200,223	146,811	163,167	130,937	17,723

(1)	Certain amounts totaling $1.9 million, $1.9 million, $1.2 million and $957 in the consolidated statements of income for the years ended December 31, 2008, 2007, 2006 and 2005, respectively, related to costs associated with our our facilities located in Burlington, Massachusetts have been reclassified in order to conform to the current period presentation. These amounts, which were previously included in general and administrative expenses, have been allocated, in the years ended December 31, 2008, 2007, 2006 and 2005, among cost of revenue and operating expenses and consisted of $428, $456, $249 and $205, respectively, to product cost of revenue, $296, $315, $172 and $142, respectively, to cost of maintenance, support and service revenue, $367, $358, $226 and $186, respectively, to sales and marketing expense and $811, $754, $515 and $425, respectively, to research and development expense. We believe that by allocating these costs in this manner it provides a better representation of the expenses associated with each of these activities.

(2)	For information regarding the computation of per share amounts, refer to note 2 of the notes to our consolidated financial statements, included in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Annual Report on Form 10-K, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to attract and retain customers;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our financial performance;

•	our development activities and the emerging opportunities for our solutions;

•	our position in the session border controller market;

•	the effect of the worldwide markets and related economic crisis on purchases of our products;

•	the expectations about our growth and acquisitions of new technologies;

•	the demand for and the growth of worldwide revenues for session border controllers;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufactures;

•	the advantages of our technology as compared to that of our competitors;

•	our ability to establish and maintain intellectual property rights;

•	our expectations regarding the realization of recorded deferred tax assets; and

•	our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, difficulties in attracting and retaining customers, difficulties in meeting customer needs through our development activities, difficulties leveraging market opportunities, the worldwide economic crisis, a decline in product sales, long sales cycles, difficulties developing new products, difficulties in our relationships with vendors and partners, risks associated with international operations, difficulty in managing rapid growth and increased competition, and those factors we discuss in this Annual Report on Form 10-K under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. These risk factors are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance.

Overview

Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers and enterprises to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where internet protocol networks connect, known as network borders. Our products support multiple applications in service provider, enterprise, government agencies and contact center networks; from voice over internet protocol, or VoIP, trunking to hosted enterprise and residential services to fixed mobile convergence. Our products satisfy critical security, service assurance and regulatory requirements in wireline, cable and wireless networks, and support multiple protocols and multiple border points. As of December 31, 2009, more than 980 end-user customers in 104 countries have deployed our products. We sell or license our products and support services through our direct sales force and approximately 100 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.

Our headquarters is located in Burlington, Massachusetts and we plan to relocate to Bedford, Massachusetts in June 2010. We maintain sales offices in Madrid, Spain; Seoul, Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, Czech Republic, France, Germany, Hong Kong, India, Italy, Jordan, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Russia, Singapore, South Africa, Sweden, Taiwan, and Thailand and throughout the United States. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.

Business Combination

On April 30, 2009, we acquired Covergence Inc., or Covergence, an emerging, innovative provider of software-based session border controllers for delivering VoIP/IP telephony, unified communications and service-oriented architecture applications within global 1000 enterprises. The aggregate purchase price was $22.8 million, consisting of 2,874,383 shares of our common stock, valued at approximately $22.2 million, $20,000 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for the former Chief Executive Officer of Covergence, of approximately $578,000. We also incurred approximately $58,000 of fees associated with the registration of the common stock issued, which has been recorded as a reduction to the purchase price.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Covergence have been included in our consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values which have been finalized at December 31, 2009. The acquisition of Covergence was deemed a “bargain purchase” for accounting purposes and a gain of $4.3 million was recorded in other income in our consolidated statement of income in 2009. We also incurred $1.1 million of merger and integration related costs associated with our acquisition of Covergence which we recorded as an expense in our consolidated statement of income during 2009.

Industry Background

Service providers traditionally have delivered voice and data services over two separate networks: the public switched telephone network, or PSTN, and the internet. The PSTN provides high reliability and security but is costly to operate and is limited in its ability to support high bandwidth video and other interactive multimedia services. The internet is capable of cost effectively transmitting any form of traffic that is internet protocol, or IP, based, including interactive voice, video and data, but it transmits only on a best-efforts basis, because all forms of traffic have the same priority. Therefore, the internet attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. Internet based services are also subject to disruptive and fraudulent behavior, including identity theft, viruses, unwanted and excessively large input data, known as SPAM, and the unauthorized use and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking.

Service providers are migrating to a single IP network architecture to serve as the foundation for their next generation voice, video and data service offerings. During the last two years, an increasing number of enterprises, contact centers and government agencies have begun to migrate to a single IP network architecture as well. In order to provide secure and high quality interactive communications on a converged IP network, service providers and enterprises must be able to manage and integrate the communications flows that comprise communication sessions for applications such as interactive video and VoIP, which allows the routing of voice conversations over the internet.

Prior to the advent of the SBC, IP network infrastructure equipment, such as softswitches, routers and data firewalls, was able to initiate and route undifferentiated data but lacked the ability to target specifically the management of interactive communication sessions. We believe that there is significant demand for SBCs that can facilitate the delivery of secure and high quality real-time interactive communications across all IP network borders. Infonetics Research, a market research and consulting firm specializing in networking and IP communications, projects that the cumulative worldwide addressable market opportunity for SBCs over the next four years from 2010 to 2013 will be $926 million and $742 million in the service provider and enterprise markets, respectively.

We see emerging opportunities for our solutions within large enterprises, contact centers, government agencies and wireless service providers. We believe that enterprise IP telephony, or IPT, is now mainstream, and that unified communications, or UC, or the integration of interactive voice, video, messaging and collaboration applications over IP, will soon follow. Both are critical components of enterprise information technology strategies to improve business agility, increase employee efficiency and responsiveness, build customer satisfaction and loyalty, and reduce overhead costs. We believe that these components are indispensable tools for success in a newly competitive global marketplace. The full-scale deployment of enterprise IPT has revealed deficiencies in network and security infrastructure originally deployed for data. Consequently, we believe that enterprises will likely be adding further controls to their IPT/UC infrastructure to improve its security, extend its application reach, meet service level commitments, optimize capital and minimize operating costs, and comply with relevant commercial and government regulations. Enterprises are deploying SBCs to successfully deliver network security, availability, and performance as well as to achieve control over the four key borders within their IPT/UC infrastructure, IP trunking, private network, internet, and hosted services interconnect borders. We believe that the majority of large enterprises today having already deployed IP private branch exchanges; or IPPBXs are about to rapidly embrace SIP trunking to reduce costs and set the foundation for enabling end to end IP communication.

Within today’s modern contact center, the migration of voice services from time division multiplexing, or TDM, to IP is underway. This migration is essential to the contact center’s strategic goals: meeting customers’ growing service expectations, achieving increased performance and quality metrics, improving agent retention rates, growing revenues and reducing capital and operating costs. However, existing network and security infrastructure that was originally deployed for TDM voice services and data applications have demonstrated deficiencies for IP interactive communications. We believe that contact center strategists are deploying SBCs to assert control over the four critical IP network borders found in most contact centers: its connections to IP trunking service providers, to managed private IP networks, to the public internet, and to virtual contact center locations. With SBCs to reinforce these borders in five key functional areas, security, application reach, service level agreement assurance, cost optimization, and regulatory compliance, contact centers can successfully and safely navigate the transition to an IP infrastructure. Our early customers within this market have included the contact center operations of our Tier 1 service providers throughout North America, Europe, Asia, as well as Central and Latin America.

Key Financial Highlights

Key financial highlights for 2009 include the following:

•	Total revenue was $141.5 million for 2009 compared to $116.4 million in 2008;

•	Net income was $17.1 million for 2009 compared to $11.6 million in 2008;

•	Net income was $0.28 per share on a diluted basis for 2009 compared to $0.18 per share on a diluted basis in 2008; and

•	Cash provided by operating activities was $45.1 million for 2009 compared to $28.7 million in 2008.

The Acme Packet Strategy

Principal elements of our strategy include:

•	Continuing to satisfy the evolving border requirements of large service providers, enterprises, government agencies and contact centers. Our SBC deployments in the wireline, wireless and cable networks of Tier 1 and other large service providers, as well as in enterprises and contact centers, position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality.

•	Exploiting new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs. We may acquire these new technologies through organic growth or through selective acquisitions.

•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•	Facilitating and promoting service interconnects among our customers.We intend to increase demand for our products by helping our customers to extend the reach of their services and, consequently, to increase the value of their services to their customers.

•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.

Factors That May Affect Future Performance

•	Global Macroeconomic Conditions. We believe that the capital budgets and spending initiatives of some of our core customers, service providers, enterprises, government agencies and contact centers, may be affected by current worldwide economic conditions. Our ability to generate revenue from these core customers is dependent on the status of such capital budgets.

•	Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the costs of manufacturing our hardware products and the provision of our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase systems with lower software content, this may have a negative impact on our gross margins.

•	Competition. The market for SBCs is competitive and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise market, we expect competition to persist and intensify in the future as the SBC market grows. Our primary competitors generally consist of start-up vendors, such as Genband Inc., and more established network and component companies such as Cisco Systems, Inc. and Huawei Technologies Co., Ltd. We also compete with some of the companies with which we have distribution partnerships, such as Sonus Networks Inc., Telefonaktiebolaget LM Ericsson, and Alcatel-Lucent. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the SBC market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including our distribution partners.

•	Evolution of the SBC Market. The market for SBCs is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement SBCs.

•	Research and Development. To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely manner, to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for SBCs is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position.

•	Managing Growth. We significantly expanded our operations in 2009 and 2008. During the period from December 31, 2007 through December 31, 2009 we increased the number of our employees and full time independent contractors by 38%, from 327 to 450. In connection with the acquisition of Covergence in April 2009, we added 39 employees. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.

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

We offer our products and services indirectly through distribution partners and directly through our sales force. Our distribution partners include networking and telecommunications equipment vendors throughout the world. Our distribution partners generally purchase our products after they have received a purchase order from their customers and, generally, do not maintain an inventory of our products in anticipation of sales to their customers. Generally, the pricing offered to our distribution partners will be lower than to our direct customers.

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

Cost of Revenue

Cost of product revenue consists primarily of (a) third party manufacturers’ fees for purchased materials and services, combined with Company expenses for (b) salaries, wages and related benefits for our manufacturing personnel, (c) related overhead, (d) provision for inventory obsolescence, (e) amortization of intangible assets and (f) stock-based compensation. Amortization of intangible assets represents the amortization of developed technologies from our acquisition of Covergence.

Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits for our support and service personnel (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) contract services for repairs and warranty services and (e) stock-based compensation.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the mix between product and service revenue, (d) new product introductions, (e) the mix of sales channels through which our products are sold, (f) the volume and costs of manufacturing of our hardware products and (g) personnel and related costs for manufacturing, support and services.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel related costs are the most significant component of each of these expense categories. During the period from December 31, 2007 through December 31, 2009, we increased the number of our employees and full time independent contractors by 38%, from 327 to 450, including the 39 employees we added through the acquisition of Covergence in April 2009. We expect to continue to hire new employees to support our expected growth.

Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, (e) stock-based compensation and (f) other related overhead. Commissions are recorded as expense when earned by the employee. We expect sales and marketing expense to increase in absolute dollars as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue in the future.

Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, (e) stock-based compensation and (f) other related overhead. To date, all of the costs related to our research and development efforts have been expensed as incurred. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the future.

General and administrative expense consists primarily of (a) salaries, wages and personnel costs related to our executive, finance, human resource and information technology organizations,

(b) accounting and legal professional fees, (c) expenses associated with uncollectible accounts, (d) stock-based compensation and (e) other related overhead. We expect general and administrative expense to increase in absolute dollars as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums. However, we anticipate that general and administrative expense will decrease as a percentage of total revenue in the future.

Merger and integration related expenses primarily consist of transaction expenses and severance related charges relating to employees of Covergence who were separated from employment as a result of our acquisition of Covergence.

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense. We expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the years ended December 31, 2009, 2008 and 2007, we recorded expense of $10.4 million, $7.4 million and $6.1 million, respectively, in connection with share-based payment awards. Based on share-based awards granted from 2006 through 2009, a future expense of non-vested options of $19.8 million is expected to be recognized over a weighted average period of 2.87 years.

In July 2009, our board of directors approved an offer, referred to as the Offer, to our employees, excluding members of our board of directors and our Section 16 officers, to exchange option grants that had (i) an exercise price greater than or equal to the higher of (a) $11.42 and (b) a price at least 10% higher than the closing price of our common stock on the expiration date of the Offer; (ii) were granted under the Acme Packet, Inc. 2006 Equity Incentive Plan; and (iii) were held by eligible option holders. Eligible participants were all persons who were employees (including employees on an expatriate assignment) hired on or before 5:00 p.m., Eastern Daylight Savings Time, on July 8, 2009 and who remained employees through the date on which the new options were granted, and included certain independent contractors who continued to provide services to us through the date on which the new options granted. The Offer expired on August 5, 2009, and upon the expiration, we exchanged the tendered options that had exercise prices equal to or greater than $11.42 per share for new options. The tendered options that were exchanged for new option were cancelled on the expiration date of the Offer. As a result, an aggregate of 1,222,500 options, with exercise prices ranging from $11.97 to $18.36 per share, were cancelled and exchanged for 945,317 options with an exercise price per share of $8.98. The new options began to vest on the new option grant date, whereby 25% of the new options vest on the first anniversary of the new option grant date, and the remainder vesting ratably on a quarterly basis over the final three years of the vesting period. On the date of the exchange, the estimated fair value of the new options did not exceed the estimated fair value of the exchanged stock options calculated immediately prior to the exchange. As such, there was no incremental stock-based compensation expense associated with the new options, and we did not record additional compensation expense related to the exchange. We will continue to recognize the remaining compensation expense related to the exchanged options over the vesting period of the new options.

Other Income (Expense), Net

Other income (expense) consists primarily of interest income earned on cash, cash equivalent and investments. We historically have invested cash primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. Other income (expense) also includes (losses) gains from foreign currency translation adjustments of our international subsidiaries. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense). Lastly, for the year ended December 31, 2009, other income (expense) includes a gain we recognized related to the acquisition of Covergence in April 2009 resulting from the fair value of the net assets acquired exceeding the aggregate purchase price.

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

We believe that some of our significant accounting policies, which are more fully described in note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with the accounting standard addressing software revenue recognition, as we have determined that the software element of our product is “more than incidental” to our products as a whole.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, we evaluate these criteria as follows:

•	Persuasive evidence of an arrangement exists. We consider a non-cancelable agreement signed by the customer and us to be representative of persuasive evidence of an arrangement.

•	Delivery has occurred. We consider delivery to have occurred when product has been delivered to the customer and no significant post delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of our agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered element. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

•	Fees are fixed or determinable. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue when the right to a refund or adjustment lapses. If offered payment terms exceed our normal terms, we recognize revenue as the amounts become due and payable or upon the receipt of cash.

•	Collection is deemed probable. We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

A substantial percentage of our sales involve multiple element arrangements, such as products, maintenance, professional services and training. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.

Maintenance, support and services revenue include sales of maintenance and other services, including professional services, training and reimbursable travel.

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

Our products and services are sold indirectly through distribution partners and directly by our sales force. Revenue generated through arrangements with distribution partners is recognized when the above criteria are met and only when the distribution partner has an order from an end-user customer. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for product returns and related allowances.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write-offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2009, the allowance for doubtful accounts was $1.3 million.

Stock-Based Compensation

For stock options issued under our stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock awards and units issued under our stock-based compensation plans, the fair value of each grant is calculated based on our stock price on the date of grant and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. We recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The benefits of tax deductions in excess of recognized stock-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

As there was no public market for our common stock prior to October 13, 2006, we determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of our common stock beginning in January 2007. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero.

In addition, as discussed above, we utilize an estimated forfeiture rate when calculating the expense for the period. We have applied estimated forfeiture rates derived from an analysis of historical data of 7.91%, 8.27% and 7.00% for the years ended December 31, 2009, 2008 and 2007, respectively, in determining the expense recorded in the accompanying consolidated statements of income. We recorded stock-based compensation expense of $10.4 million, $7.4 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $19.8 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.87 years.

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

When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, we also defer the related inventory costs for the delivered items and classify these items as deferred product costs.

Product Warranties

Substantially all of our products are covered by a standard warranty of ninety days for software and one year for hardware. In the event of a failure of hardware or software covered by this warranty, we must repair or replace the hardware or software or, if those remedies are insufficient, and at our discretion, provide a refund. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under maintenance contracts, but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. We periodically assess the adequacy of the warranty allowance and adjust the amount as necessary. During the years ended December 31, 2009 and 2008 we decreased our warranty allowance by $20,000 and $100,000, respectively, as a result of an analysis performed on historical data. If the historical data we use to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional or reduced warranty reserves may be required.

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

Income Taxes

We are subject to income taxes in both the United States and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss, or NOL, and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies.

Effective January 1, 2007, we adopted the provisions of Accounting Standards Codification (ASC) 740, Income Taxes, as it applied to accounting for uncertainty in income taxes. At the adoption date and as of December 31, 2009, 2008 and 2007, we had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds our purchase price, the excess is recognized currently as a gain.

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. We have used the excess earnings method to value the acquired intangible assets related to developed technology, customer relationships and in-process research and development. This method is an income approach that identifies the future cash flows specifically related to the individual assets. The trademarks and patents were valued via a relief from royalty method. This method identifies similar licensing transactions for trademarks and patents and then applies those rates to the acquired assets. Each asset is measured at fair value from the perspective of a market participant.

If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Impairment of Intangible Assets

We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from three to sixteen years. In process research and development is carried at its initial fair value and will be amortized to expense upon completion of development. We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write down the carrying value of the intangible asset to its fair value in the period identified. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Revenue

	Year Ended December 31,				Period-to-Period
	2009		2008		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Revenue by Type:
Product	$107,144	76%	$91,277	78%	$15,867	17%
Maintenance, support and service	34,314	24	25,081	22	9,233	37

Total revenue	$141,458	100%	$116,358	100%	$25,100	22%

Revenue by Geography:
United States and Canada	$76,216	54%	$59,512	51%	$16,704	28%
International	65,242	46	56,846	49	8,396	15

Total revenue	$141,458	100%	$116,358	100%	$25,100	22%

Revenue by Sales Channel:
Direct	$52,351	37%	$47,490	41%	$4,861	10%
Indirect	89,107	63	68,868	59	20,239	29

Total revenue	$141,458	100%	$116,358	100%	$25,100	22%

The $15.9 million increase in product revenue was primarily due to an increase in the number of systems sold in 2009 as compared to 2008 coupled with an increase in the average selling price of our systems due to changes in both our product software configuration mix, including software upgrades, and the mix of system platforms purchased by our customers. The product configuration, which reflects the mix of session capacity and requested features, determines the prices for each SBC sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity and a higher number of feature groups) will generally have a higher average selling price than those systems sold with a lower software content. Indirect product revenues increased $15.7 million, primarily due to a $12.7 million increase attributable to customers in the United States and Canada, and to a lesser extent, an increase of $3.0 million in indirect product revenues generated by our international customers. Direct product revenues increased $143,000 primarily due to a $2.2 million increase attributable to our international customers, partially offset by a decrease of $2.1 million in direct product revenues related to our customers in the United States and Canada.

Maintenance, support and service revenue increased by $9.2 million primarily due to a $8.9 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, an increase of $331,000 in installation, professional services and training revenue, including reimbursable travel expenses, primarily due to the timing of the provision of our installation services.

Cost of Revenue and Gross Profit

	Year Ended December 31,				Period-to-Period
	2009		2008		Change
		Percentage		Percentage
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Cost of Revenue:
Product	$21,613	20%	$19,662	22%	$1,951	10%
Maintenance, support and service	5,668	17	5,005	20	663	13

Total cost of revenue	$27,281	19%	$24,667	21%	$2,614	11%

Gross Profit:
Product	$85,531	80%	$71,615	78%	$13,916	19%
Maintenance, support and service	28,646	83	20,076	80	8,570	43

Total gross profit	$114,177	81%	$91,691	79%	$22,486	25%

The $2.0 million increase in cost of product revenue was primarily due to an increase in direct product costs of $2.0 million resulting from an increase in the number of systems sold in the year ended December 31, 2009 as compared to the prior year, an increase in amortization of developed technology acquired in the Covergence transaction of $585,000 and an increase of $258,000 in salaries, wages and related benefits. These increases were partially offset by an $857,000 decrease in costs associated with amounts reserved against inventory deemed to be obsolete and in levels in excess of forecasted demand as a result of an overall decrease in our inventory balance and a $104,000 decrease in depreciation expense and other manufacturing related costs.

The $663,000 increase in cost of maintenance, support and service revenue was primarily due to an increase in salaries and related benefits of $998,000 corresponding with a 41% increase in employee headcount for our support and services organization, an increase in third party services of $168,000 and a $162,000 increase in stock-based compensation expense. These increases were partially offset by decrease of $678,000 in repair and warranty costs as our products mature and product reliability continues to improve.

Product gross margin increased by 2 percentage points primarily due to an increase in the number of units sold in 2009 as compared to 2008 which resulted in manufacturing cost being absorbed by a higher product volume base. The increase in the average selling price of systems sold in 2009 due to product platform mix was also a factor.

Gross margin on maintenance, support and service revenue increased by 3 percentage points primarily due to an increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs and a decrease in the costs associated with our warranty and repair programs.

We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Year Ended December 31,				Period-to-Period
	2009		2008		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Sales and marketing	$53,643	38%	$44,411	38%	$9,232	21%
Research and development	28,198	20	23,046	20	5,152	22
General and administrative	12,305	9	10,026	9	2,279	23
Merger and integration-related costs	1,102	1	—	—	1,102	*

Total operating expenses	$95,248	68%	$77,483	67%	$17,765	23%

*	Not meaningful

The $9.2 million increase in sales and marketing expense was primarily due to, (a) $7.8 million attributable to higher salaries, commissions and benefits associated with a 13% increase in the number of sales and marketing personnel, primarily sales and technical sales support staff, the majority of which resulted from the acquisition of Covergence, as well as an increase in commission expense resulting from our overall financial performance in the year ended December 31, 2009, (b) $1.0 million attributable to an increase in stock-based compensation expense, (c) $463,000 attributable to an increase in outside consulting costs, (d) $271,000 attributable to an increase in facilities costs related to larger sales offices in Seoul, Korea and Madrid, Spain, and (e) $178,000 attributable to increased expenditures associated with marketing programs, including trade shows, all of which were offset by a decrease of $568,000 in depreciation expense resulting from impairment losses taken on customer evaluation equipment during the fourth quarter of 2008 and a decrease of $248,000 in travel expenses. The balance was primarily due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will decrease as a percentage of total revenue for the foreseeable future.

The $5.2 million increase in research and development expense was primarily due to, (a) $3.9 million attributable to higher salaries, bonuses and other benefits associated with a 24% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, the majority of which were associated with the acquisition of Covergence in April 2009, (b) $1.4 million attributable to an increase in stock-based compensation expense, (c) $127,000 attributable to increased facilities costs, and (d) $97,000 attributable to increased spending on software and maintenance. These increases were partially offset by decreases in (a) depreciation and amortization of $295,000 resulting from impairment losses taken on engineering equipment in the fourth quarter of 2008, (b) spending on engineering tools and technology of $60,000 and (c) outside services of $36,000. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue for the foreseeable future.

The $2.3 million increase in general and administrative expense was primarily due to, (a) $1.1 million attributable to an increase in salaries, bonuses and other benefits mainly related to increased bonuses resulting from our overall financial performance in 2009, (b) $822,000 attributable to an increase in outside consulting services and temporary help, (c) $618,000 attributable to an increase in legal, accounting and professional fees related to our ongoing compliance responsibilities of being a publicly-traded company, (d) $436,000 attributable to increased facilities costs, and (e) $361,000 attributable to an increase in stock-based compensation costs. These increases were partially offset by (a) an $833,000 decrease in bad debt expense, (b) a $176,000 decrease in professional search fees related to the search for our chief financial officer which were incurred in the first quarter of 2008, (c) a $152,000 decrease in other fees and taxes representing a sales and use tax refund received during 2009, and (d) a $107,000 decrease in insurance fees. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums. However, we expect general and administrative expense will decrease as a percentage of total for the foreseeable future.

We incurred $1.1 million of merger and integration-related costs associated with our acquisition of Covergence in April 2009, including $585,000 of transaction expenses and $517,000 of severance related charges relating to 20 employees of Covergence, across all functional areas, who were terminated on April 30, 2009.

Operating and Other Income

	Year Ended December 31,				Period-to-Period
	2009		2008		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage

Income from operations	$18,929	13%	$14,208	12%	$4,721	33%
Interest income	253	—	3,225	3	(2,972)	(92)
Gain from acquisition of business	4,293	3	—	—	4,293	*
Other expense	(78)	—	(246)	—	168	(68)

Income before provision for income taxes	23,397	16	17,187	15	6,210	36
Provision for income taxes	6,291	4	5,615	5	676	12

Net income	$17,106	12%	$11,572	10%	$5,534	48%

*	Not meaningful

The $4.7 million increase in income from operations resulted from a $22.5 million increase in gross profit, offset in part by a $17.8 million increase in operating expenses.

Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income primarily reflected lower average interest rates, partially offset by an increase in the average cash balance in the year ended December 31, 2009.

As a result of the final purchase price allocation related to our acquisition of Covergence, we determined that the fair value of the net assets acquired, primarily the acquired identifiable intangible assets and the deferred tax assets, exceeded the fair value of the consideration transferred. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were properly recognized and the valuation procedures and resulting measures were appropriate. As a result, we recognized a gain of $4.3 million.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in expense from 2008 to 2009 primarily reflects fluctuations in the value of the Euro and British Pound.

Our effective tax rate was 27% in 2009 as compared to 33% in 2008. The lower effective tax rate in 2009 was primarily attributable to a book gain recognized on the acquisition of Covergence for which there is no associated tax expense.

We currently expect to realize recorded net deferred tax assets as of December 31, 2009 of $17.2 million. Our conclusion that these assets will be recovered is based upon the expectation that our current and future earnings will provide sufficient taxable income to realize the recorded tax assets. The realization of our net deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded net deferred tax asset would not be realizable. Approximately $7.1 million of the deferred tax assets recorded as of December 31, 2009 is attributable to benefits associated with stock-based compensation charges. In accordance with the guidance in Accounting Standards Codification (ASC) 718, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

Comparison of Years Ended December 31, 2008 and 2007

Revenue

	Year Ended December 31,				Period-to-Period
	2008		2007		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Revenue by Type:
Product	$91,277	78%	$94,906	84%	$(3,629)	(4)%
Maintenance, support and service	25,081	22	18,146	16	6,935	38

Total revenue	$116,358	100%	$113,052	100%	$3,306	3%

Revenue by Geography:
United States and Canada	$59,512	51%	$53,748	48%	$5,764	11%
International	56,846	49	59,304	52	(2,458)	(4)

Total revenue	$116,358	100%	$113,052	100%	$3,306	3%

Revenue by Sales Channel:
Direct	$47,490	41%	$43,728	39%	$3,762	9%
Indirect	68,868	59	69,324	61	(456)	(1)

Total revenue	$116,358	100%	$113,052	100%	$3,306	3%

The $3.6 million decrease in product revenue was a result of a decrease in the number of systems sold in 2008 as compared to 2007. The decrease in systems sold was the result of temporary delays in the purchasing decisions of our end user customers, which began in the second quarter of 2008, and was not indicative of an overall decline in the worldwide market for our products. Direct product revenues increased by $930,000, primarily as a result of a $2.1 million increase attributable to our United States and Canadian customers, partially offset by a decrease of $1.2 million in product revenues related to our international customers. Indirect product revenues decreased $4.6 million, with $4.2 million and $410,000 contributed by our international and United States and Canadian customers, respectively.

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

The $6.9 million increase in maintenance, support and service revenue was primarily due to an increase in maintenance and support fees associated with the growth in our installed product base. Installation and training revenue, including reimbursable travel expenses remained relatively unchanged in 2008 as compared to 2007.

Cost of Revenue and Gross Profit

	Year Ended December 31,				Period-to-Period
	2008		2007		Change
		Percentage		Percentage
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Cost of Revenue:
Product	$19,662	22%	$18,736	20%	$926	5%
Maintenance, support and service	5,005	20	4,377	24	628	14

Total cost of revenue	$24,667	21%	$23,113	20%	$1,554	7%

Gross Profit:
Product	$71,615	78%	$76,170	80%	$(4,555)	(6)%
Maintenance, support and service	20,076	80	13,769	76	6,307	46

Total gross profit	$91,691	79%	$89,939	80%	$1,752	2%

The $926,000 increase in product cost of revenue was primarily due to an increase of $815,000 in reserves for excess and obsolete inventory in 2008 as compared to 2007, higher salaries, benefits and overhead associated with an increase in manufacturing personnel, including an increase of $364,000 in salaries and related benefits and an increase of $173,000 in stock-based compensation expense, and an increase in the average cost of systems sold in 2008. The average cost of systems sold varies based on the product platform mix of items sold in a period. These cost increases were partially offset by the lower number of systems shipped in 2008 as compared to 2007.

The $628,000 increase in cost of maintenance, support and service revenue was primarily due to higher salaries, benefits and overhead associated with increases in support and training personnel, including a $444,000 increase in salaries and related benefits and a $114,000 increase in stock-based compensation expense.

Product gross margin decreased by 2 percentage points, primarily due to a decrease in the number of units sold in 2008 as compared to 2007 which resulted in cost associated with our manufacturing efforts being absorbed by a lower product volume base. The increase in average cost of systems sold in 2008 due to product platform mix was also a factor.

Gross margin on maintenance, support and service revenue increased by 4 percentage points as a result of an increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs.

Operating Expenses

	Year Ended December 31,				Period-to-Period
	2008		2007		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Sales and marketing	$44,411	38%	$35,745	32%	$8,666	24%
Research and development	23,046	20	20,812	18	2,234	11
General and administrative	10,026	9	8,850	8	1,176	13

Total operating expenses	$77,483	67%	$65,407	58%	$12,076	18%

The $8.7 million increase in sales and marketing expense was primarily due to (a) an increase of $5.4 million in salaries, commissions and benefits associated with a 24% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, (b) an increase of $1.3 million in stock-based compensation expense, (c) an increase of $800,000 in depreciation expense (d) an increase of $348,000 in travel expense resulting from the growth in the number of sales and marketing personnel and (e) the balance was attributable to increased expenses associated with expanded marketing programs, including trade shows and overhead associated with increases in sales and marketing personnel.

Of the $2.2 million increase in research and development expense, (a) $2.5 million was attributable to higher salaries and benefits associated with a 9% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, (b) $232,000 was attributable to an increase in depreciation expense associated with our investment in equipment to support new product development. These increases were partially offset by reductions of (a) $312,000 in outside services and (b) $220,000 in professional search fees. The modest addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market.

Of the $1.2 million increase in general and administrative expense, (a) $1.2 million was attributable to an increase in bad debt expense, primarily reflecting the bankruptcy proceedings of one of our distribution partners, (b) $305,000 was attributable to increased legal, accounting and professional fees, (c) $196,000 was attributable to an increase in outside consulting services, and (d) $142,000 was attributable to our search for a new chief financial officer. These increases were partially offset by reductions of $213,000 in stock-based compensation expense, $152,000 in payment discounts offered to our customers, $123,000 in salaries and related benefits related to a decision by management not to approve annual incentive payments which was partially offset by an increase of 4% in headcount during 2008, and a net decrease in other miscellaneous general and administrative expenses.

Operating and Other Income

	Year Ended December 31,				Period-to-Period
	2008		2007		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage

Income from operations	$14,208	12%	$24,532	22%	$(10,324)	(42)%
Interest income	3,225	3	6,420	6	(3,195)	(50)
Other expense	(246)	—	(51)	—	(195)	382

Income before provision for (benefit from) income taxes	17,187	15	30,901	27	(13,714)	(44)
Provision for (benefit from) income taxes	5,615	5	11,340	10	(5,725)	(50)

Net income	$11,572	10%	$19,561	17%	$(7,989)	(41)%

The $10.3 million decrease in income from operations resulted from a $12.0 million increase in operating expenses, offset in part by a $1.7 million increase in gross profit.

Interest income, net, consisted of interest income generated from the investment of our cash balances. The decrease in interest income principally reflected lower average interest rates during 2008, partially offset by higher average cash balances provided by operating activities.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The increase in expense in 2008 was primarily due to fluctuations in the value of the Euro and British Pound in 2008.

For the year ended December 31, 2008, our effective tax rate was 33%. The lower effective tax rate in 2008 was primarily due to increased credits related to our research and development activities and a lower effective state tax rate.

Use of Non-GAAP Financial Measures

We use the financial measures “non-GAAP net income” and “non-GAAP net income per share” to supplement our consolidated financial statements, which are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The presentation of non-GAAP net income and non-GAAP net income per share is not meant to be a substitute for “net income” or “net income per share”, presented in accordance with GAAP, but rather should be evaluated in conjunction with net income and net income per share. Our management believes that the presentation of non-GAAP net income and non-GAAP net income per share provides useful information to investors because this financial measure excludes stock-based compensation expense which is a non-cash charge. Non-GAAP net income and non-GAAP net income per share for the years ended December 31, 2009 also excludes amortization of acquired intangible assets, merger and integration-related costs and gain associated with our acquisition of Covergence Inc. on April 30, 2009.

By excluding stock-based compensation expense, amortization of acquired intangible assets, merger and integration-related expenses and the gain associated with our acquisition of Covergence, we can compare our ongoing operations to prior periods and to the ongoing operations of other companies in our industry who may have materially different unusual charges. We do not consider any of stock-based compensation expense, amortization of acquired intangible assets, merger and integration-related expenses and the gain associated with our acquisition of Covergence to be part of our ongoing operating activities or meaningful in evaluating our past financial performance or future prospects. We believe that excluding these items is useful to investors because it is more representative of ongoing costs and therefore more comparable to historical operations. Non-GAAP net income and non-GAAP net income per share are primary financial indicators that our management uses to evaluate our financial results and forecast anticipated financial results for future periods. We also use these non-GAAP figures to make financial and operational decisions as these numbers exclude non-operational activities. These non-GAAP measures should not be considered measures of the our liquidity.

Our definition of “non-GAAP net income” and/or “non-GAAP net income per share” may differ from similar measures used by other companies and may differ from period to period. We may make other adjustments for expenses and gains that it does not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income” and/or “non-GAAP net income per share” by excluding these expenses and gains.

	Year Ended
	December 31,	December 31,
	2009	2008

Reconciliation of non-GAAP net income:
Net income	$17,106	$11,572
Adjustments:
Stock-based compensation expense, net of taxes	7,137	5,482
Amortization of acquired intangible assets	461	—
Merger and integration-related costs, net of taxes	903	—
Gain on acquisition of business	(4,293)	—

Non-GAAP net income	$21,314	$17,054

Reconciliation of non-GAAP net income per share:
Net income per share, Basic	$0.30	$0.20
Adjustments:
Stock-based compensation expense, net of taxes	0.12	0.09
Amortization of acquired intangible assets	0.01	—
Merger and integration-related costs, net of taxes	0.02	—
Gain from acquisition of business	(0.08)	—

Non-GAAP net income per share, Basic	$0.37	$0.29

Net income per share, Diluted	$0.28	$0.18
Adjustments:
Stock-based compensation expense, net of taxes	0.12	0.09
Amortization of acquired intangible assets	0.01	—
Merger and integration-related costs, net of taxes	0.01	—
Gain on acquisition of business	(0.07)	—

Non-GAAP net income per share, Diluted	$0.35	$0.27

Liquidity and Capital Resources

Resources

Since 2005, we have self-funded our operations principally driven by revenue growth. In October 2006, we completed an initial public offering, or IPO, of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. To date we have not used nor designated any of the proceeds from our IPO.

Key measures of our liquidity are as follows:

	As of and for the Year Ended
	December 31,
	2009	2008	2007
	(in thousands)

Cash and cash equivalents	$90,471	$125,723	$136,420
Short and long-term investments	84,516	—	—
Accounts receivable, net	25,604	26,163	27,597
Working capital	123,452	136,006	153,497
Cash provided by operating activities	45,146	28,671	16,403
Cash used in investing activities	(84,156)	(4,042)	(5,316)
Cash provided by (used in) financing activities	3,758	(35,326)	6,619

Cash, cash equivalents, short-term and long-term investments.  Our cash and cash equivalents at December 31, 2009 were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. Our short and long-term investments consist of high quality government treasuries and bonds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.1 million at December 31, 2009 and $333,000 at December 31, 2008 and 2007 is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our current corporate headquarters in Burlington, Massachusetts, our sales office in Madrid, Spain as well as our new corporate headquarters in Bedford, Massachusetts to which we will relocate in June 2010.

Accounts receivable, net.  Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes to our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 56 days at December 31, 2009 and 77 days at December 31, 2008. The decrease in DSO at December 31, 2009 was primarily due to improved collection effort during the year as well as the timing of shipments during the three months ended December 31, 2009.

Operating activities.  Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, impairment losses on property and equipment, deferred income taxes, provision for bad debts, stock-based compensation, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2009 was $45.1 million and consisted of (a) $17.1 million of net income, (b) non-cash adjustments of $8.6 million (consisting primarily of $5.4 million of depreciation and amortization, $10.4 million of stock-based compensation, $217,000 in provisions for bad debt, a $94,000 impairment loss on property and equipment, and $113,000 amortization of premium/discount on investments, partially offset by $4.3 million related to a gain on the acquisition of Covergence, $1.8 million related to the tax savings from the exercise, by employees, of stock options and an increase in our deferred income taxes of $1.5 million), and (c) $19.4 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected an increase in deferred revenue of $15.3 million, a $2.0 million decrease in inventory, a $2.7 million increase in accrued expenses and other current liabilities, and a $1.9 million decrease in accounts receivable, partially offset by an increase of $2.3 million in deferred product costs and an increase of $375,000 in other current assets.

Investing activities.  Cash used in investing activities in 2009 was $84.2 million, which included $84.6 million in purchases of marketable securities, $4.9 million in purchases of property and equipment, partially offset by $6.0 million in cash received from the acquisition of Covergence.

Financing activities.  We received proceeds from the exercise of common stock options in the amounts of $2.0 million in 2009, $759,000 in 2008 and $1.7 million in 2007. In 2008, we used $37.5 million to repurchase 6,756,680 shares of our common stock.

Anticipated cash flows.  We believe our existing cash, cash equivalents and short-term and long-term investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash, cash equivalents, short-term and long-term investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, and given the current condition of the global financial markets, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.

Income taxes.  We currently expect to realize recorded net deferred tax assets as of December 31, 2009 of $17.2 million. Our conclusion that these assets will be recovered is based upon its expectation that our current and future earnings will provide sufficient taxable income to realize the recorded tax assets. The realization of our net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded net deferred tax asset would not be realizable. Approximately $7.1 million of the deferred tax assets recorded as of December 31, 2009 is attributable to benefits associated with stock-based compensation charges. In accordance with the guidance in ASC 718, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

As of December 31, 2009, we had state research and development tax credits of $1.6 million of which approximately $1.3 million related to excess tax deductions, the benefit of these credits will be realized as an increase in additional paid in capital when it results in a reduction in state taxable income. These state tax credits begin to expire in 2021, and are subject to review and possible adjustment by the taxing authorities. During 2009, we both generated and utilized all of our U.S. federal research and development tax credits.

Effective January 1, 2007, we adopted the provisions of ASC 740, Income Taxes, as it applies to accounting for uncertainty in income taxes. We have no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations have been required.

As of December 31, 2009, all of the federal tax returns we have filed for tax years 2006 through 2008 remain subject to examination by tax authorities. Tax years 2006 through 2008 are subject to examination by the state taxing authority as of December 31, 2009. The Company is currently under audit by the Massachusetts Department of Revenue for the tax years ended December 31, 2006 and December 31, 2007.

Requirements

Capital expenditures.  We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, and other general purposes to support our growth. Our capital expenditures totaled $4.9 million in 2009, $4.0 million in 2008, and $5.5 million in 2007. We are not currently party to any purchase contracts related to future capital expenditures. We estimate capital expenditures to be between $7.0 and $8.0 million in 2010, excluding any investment related to the relocation and expansion of our headquarters in June 2010.

Contractual obligations and requirements.  Our only significant contractual obligations relate to the lease of our corporate headquarters in Burlington, Massachusetts which expires in June of 2010, our new facility in Bedford, Massachusetts which we will be relocating to in June 2010 and our office facilities in Madrid, Spain.

On December 10, 2009 we entered into a lease dated as of November 23, 2009 with MSCP Crosby, LLC to secure office space for our future corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts. The commencement date for occupancy under the lease is June 1, 2010. The lease for our current corporate headquarters at 71 Third Ave., Burlington, Massachusetts expires on June 30, 2010.

The lease for our future corporate headquarters provides for the rental of 123,788 square feet of space and has an initial term of six years and six months. We can, subject to certain conditions, extend this term for an additional period of five years. We are not required to pay any rent for the first six months of the initial lease term. Thereafter, the annual rent on the new lease will be $2.4 million, or approximately $201,156 per month. The total base rent payable in the initial lease term is $14.5 million.

In addition to base rent, the lease for our future corporate headquarters requires us to pay our proportionate share of certain taxes and operating expenses, as further set forth in the lease. We are receiving lease incentives, including free rent for the first six months of occupancy, which totals approximately $1.2 million, and allowances for tenant improvements totaling approximately $3.2 million. We will recognize the total base rent payable of $14.5 million ratably over the initial lease term of the lease which is 78 months. The allowances for tenant improvements will be amortized on a straight-line basis over the initial lease term as a reduction of rental expense.

In connection with the signing of the lease for our future headquarters, we have deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of $603,467.

The following table sets forth our commitments to settle contractual obligations in cash after December 31, 2009:

					More than
	Total	1 year or less	1-3 years	3-5 years	5 years
	(in thousands)

Operating leases obligations	$15,280	$957	$4,869	$4,828	$4,626

Off-Balance-Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K as promulgated by the SEC.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-09, Subsequent Events (Topic 855), to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance. ASU 2010-09 also clarifies the intended scope of the reissuance disclosure provisions. ASU 2010-09 is effective upon issuance and had no impact on our consolidated financial position and results of operations.

In September 2009, the FASB ratified ASU 2009-13, Revenue Arrangements with Multiple Deliverables, which would modify the objective and reliable evidence of fair value threshold as it relates to assigning value to specific deliverables in a multiple-element arrangement. This authoritative guidance would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple element arrangements and allocating arrangement consideration when neither VSOE nor acceptable third party evidence of the selling price of the undelivered element are available. Additionally, the FASB ratified ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which provides that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality should be considered non-software deliverables, and therefore, will no longer be within the scope of the revenue recognition guidance. Both FASB updates are required to be adopted in annual periods beginning after June 15, 2010. We are currently evaluating the effect that the adoption of both pieces of authoritative guidance may have on our consolidated financial position and results of operations.

In June 2009, the FASB issued the ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations, cash flows, or accounting policies.

In May 2009, the FASB issued ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 had no impact on our financial condition or results of operations.

In December 2007, the FASB issued ASC 805, Business Combinations (ASC 805). ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805 changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420, Exit or Disposal Cost Obligations, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805, goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists. The adoption of ASC 805 was effective for our acquisition of Covergence in April 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of December 31, 2009, our foreign exchange exposure would have fluctuated by less than $50,000.

Interest Rate Risk

At December 31, 2009, we had unrestricted cash, cash equivalents, short-term and long-term investments totaling $175.0 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 8.	Financial Statements and Supplementary Data

ACME PACKET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Acme Packet, Inc.

We have audited the accompanying consolidated balance sheets of Acme Packet, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme Packet, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acme Packet, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion thereon.

Boston, Massachusetts	/s/ Ernst & Young LLP
March 9, 2010

ACME PACKET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$90,471	$125,723
Short-term investments	39,990	—
Accounts receivable, net of allowance of $1,311 and $1,281, respectively	25,604	26,163
Inventory	4,372	5,884
Deferred product costs	3,400	1,124
Deferred tax asset	1,567	1,262
Other current assets	2,710	1,362

Total current assets	168,114	161,518
Long-term investments	44,526	—
Property and equipment, net	6,437	5,485
Acquired intangible assets, net of accumulated amortization of $706 at December 31, 2009	11,228	—
Restricted cash	755	333
Deferred tax asset, net	15,622	6,540
Other assets	44	134

Total assets	$246,726	$174,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,895	$3,364
Accrued expenses and other current liabilities	9,261	6,865
Deferred revenue, current portion	31,506	15,283

Total current liabilities	44,662	25,512

Deferred rent	—	96

Deferred revenue, net of current portion	1,841	1,591

Commitments and contingencies (Note 6)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 shares; Issued and outstanding—0 shares	—	—
Common stock, $0.001 par value:
Authorized—150,000,000 shares; Issued 65,459,593 and 61,446,077 shares, respectively	65	61
Additional paid-in capital	188,871	152,567
Treasury stock, at cost—6,756,687 shares	(37,522)	(37,522)
Accumulated other comprehensive loss	(2)	—
Retained earnings	48,811	31,705

Total stockholders’ equity	200,223	146,811

Total liabilities and stockholders’ equity	$246,726	$174,010

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007

Revenue:
Product	$107,144	$91,277	$94,906
Maintenance, support and service	34,314	25,081	18,146

Total revenue	141,458	116,358	113,052

Cost of revenue(1):
Product	21,613	19,662	18,736
Maintenance, support and service	5,668	5,005	4,377

Total cost of revenue	27,281	24,667	23,113

Gross profit	114,177	91,691	89,939

Operating expenses(1):
Sales and marketing	53,643	44,411	35,745
Research and development	28,198	23,046	20,812
General and administrative	12,305	10,026	8,850
Merger and integration-related costs	1,102	—	—

Total operating expenses	95,248	77,483	65,407

Income from operations	18,929	14,208	24,532

Other income (expense):
Interest income	253	3,225	6,420
Gain on acquisition of business	4,293	—	—
Other expense	(78)	(246)	(51)

Total other income, net	4,468	2,979	6,369

Income before provision for income taxes	23,397	17,187	30,901
Provision for income taxes	6,291	5,615	11,340

Net income	$ 17,106	$11,572	$19,561

Net income per share (Note 2):
Basic	$ 0.30	$ 0.20	$ 0.33
Diluted	$ 0.28	$ 0.18	$ 0.30
Weighted average number of common shares used in the calculation of net income per share:
Basic	57,077,639	58,463,410	59,385,082
Diluted	61,551,040	62,920,268	66,016,411

(1) Amounts include stock-based compensation expense, as follows:
Cost of product revenue	$ 501	$ 440	$ 267
Cost of maintenance, support and service revenue	570	408	294
Sales and marketing	4,706	3,686	2,377
Research and development	3,440	2,083	2,118
General and administrative	1,143	781	994

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock						Accumulated
		$0.001	Additional	Treasury Stock			Other	Total
	Number of	Par	Paid-in	Number of		Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Shares	Value	Earnings	Loss	Equity	Income

Balance at December 31, 2006	58,565,985	$59	$130,306	—	$—	$572	$—	$130,937	$—
Issuance of common stock pursuant to the exercise of common stock warrants	112,571	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(30,208)	(1)	(7)	—	—	—	—	(8)	—
Exercise of common stock options	1,781,424	2	1,739	—	—	—	—	1,741	—
Stock-based compensation expense	—	—	6,050	—	—	—	—	6,050	—
Tax benefit related to exercise of stock options	—	—	4,886	—	—	—	—	4,886	—
Net income	—	—	—	—	—	19,561	—	19,561	19,561

Total comprehensive income									$19,561

Balance at December 31, 2007	60,429,772	60	142,974	—	—	20,133	—	163,167
Repurchase of common stock	—	—	—	(6,756,680)	(37,522)	—	—	(37,522)	$—
Repurchase and retirement of common stock	(1,458)	—	(1)	—	—	—	—	(1)	—
Exercise of common stock options	1,017,763	1	758	—	—	—	—	759	—
Stock-based compensation expense	—	—	7,398	—	—	—	—	7,398	—
Tax benefit related to exercise of stock options	—	—	1,438	—	—	—	—	1,438	—
Net Income	—	—	—	—	—	11,572	—	11,572	11,572

Total comprehensive income									$11,572

Balance at December 31, 2008	61,446,077	61	152,567	(6,756,680)	(37,522)	31,705	—	146,811
Exercise of common stock options	1,096,799	1	1,996	—	—	—	—	1,997	$—
Issuance of common stock pursuant to restricted stock units	42,334	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to merger agreement, net of registration costs	2,874,383	3	22,187	(7)	—	—	—	22,190	—
Stock-based compensation expense	—	—	10,360	—	—	—	—	10,360	—
Tax benefit related to exercise of stock options	—	—	1,761	—	—	—	—	1,761	—
Loss on marketable securities	—	—	—	—	—	—	(2)	(2)	(2)
Net Income	—	—	—	—	—	17,106	—	17,106	17,106

Total comprehensive income									$17,104

Balance at December 31, 2009	65,459,593	$65	$188,871	(6,756,687)	$(37,522)	$48,811	$(2)	$200,223

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities
Net income	$17,106	$11,572	$19,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,671	5,043	4,976
Amortization of intangible assets	706	—	—
Gain on acquisition of business	(4,293)	—	—
Impairment of property and equipment	94	857	—
Provision for bad debts	217	1,109	139
Amortization of premium/discount on investments	113	—	—
Stock-based compensation expense	10,360	7,398	6,050
Deferred income taxes	(1,497)	(3,222)	192
Excess tax benefit related to exercise of stock options	(1,761)	(1,438)	(4,886)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	1,905	325	(14,017)
Inventory	1,974	(1,224)	1,427
Deferred product costs	(2,276)	—	—
Other current assets	(375)	613	45
Accounts payable	227	(1,295)	(695)
Accrued expenses, other current liabilities and deferred rent	2,664	(368)	4,821
Deferred revenue	15,312	9,301	(1,210)

Net cash provided by operating activities	45,147	28,671	16,403

Investing activities
Purchases of property and equipment	(4,869)	(4,042)	(5,462)
Purchase of marketable securities	(84,631)	—	—
Cash received from acquisition, net	5,965	—	—
(Increase) decrease in other assets	(622)	—	146

Net cash used in investing activities	(84,157)	(4,042)	(5,316)

Financing activities
Repurchase of common stock	—	(37,523)	(8)
Proceeds from exercise of stock options	1,997	759	1,741
Tax benefit related to exercise of stock options	1,761	1,438	4,886

Net cash provided by (used in) financing activities	3,758	(35,326)	6,619

Net (decrease) increase in cash and cash equivalents	(35,252)	(10,697)	17,706
Cash and cash equivalents at beginning of year	125,723	136,420	118,714

Cash and cash equivalents at end of year	$90,471	$125,723	$136,420

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$6,328	$6,480	$7,641

Supplemental disclosure of cash flow related to acquisition (Note 3):
In connection with the acquisition of Covergence Inc. on April 30, 2009, the following transactions occurred:
Fair value of assets acquired	$34,561	$—	$—
Liabilities assumed related to acquisition	(7,480)	—	—
Gain on acquisition of business	(4,293)	—	—

Total purchase price	22,788	—	—
Less fair value of common stock issued	(22,190)	—	—
Less cash and cash equivalents acquired	(6,563)	—	—

Cash received from acquisition, net of cash paid	$5,965	$—	$—

See accompanying notes.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

1.	Business Description

Acme Packet, Inc., or the Company, was incorporated in the State of Delaware on August 3, 2000. The Company provides session border controllers, or SBCs, that enable service providers, enterprises, government agencies and contact centers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across internet protocol network borders. The Company is headquartered in Burlington, Massachusetts and has sales offices there, as well as in Europe and Asia.

On April 30, 2009, the Company acquired Covergence Inc., or Covergence, a privately held company located in Maynard, Massachusetts, which provides software-based SBCs for the delivery of voice over internet protocol, or VoIP telephone, unified communications and service oriented architecture applications, for approximately $22,788. See Note 3 for further discussion on the acquisition of Covergence.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Subsequent Events

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, the expensing and capitalization of research and development costs for software, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-live assets, estimated fair values of long-lived assets used to assess potential impairments related to intangible assets and goodwill, stock-based compensation expense, warranty allowances, and the recoverability of the Company’s net deferred tax assets.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

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

Prior Year Financial Statement Reclassifications

Certain amounts totaling $1,902 and $1,882 in the consolidated statements of income for the years ended December 31, 2008 and 2007, respectively, related to costs associated with the Company’s facilities located in Burlington, Massachusetts, have been reclassified in order to conform to the current period presentation. These amounts, which were previously included in general and administrative expenses, have been allocated, in the years ended December 31, 2008 and 2007, among cost of revenue and operating expenses and consisted of $428 and $456, respectively, to product cost of revenue, $296 and $315, respectively, to cost of maintenance, support and service revenue, $367 and $358, respectively, to sales and marketing expense and $811 and $754, respectively, to research and development expense. The Company believes that by allocating these costs in this manner it provides a better representation of the expenses associated with each of these activities.

Certain amounts totaling $1,124 in the consolidated balance sheet for the year ended December 31, 2008, related to costs associated with inventory delivered to customers for which product revenue associated with the arrangement has been deferred, have been reclassified from “inventory” to “deferred product cost” to conform to the current period presentation. The Company believes that by allocating these assets in this manner it provides a better reflection of the Company’s inventory balances.

These reclassifications had no impact on the Company’s previously reported results of operations or cash flows for the years ended December 31, 2008 or 2007.

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

Years Ended December 31, 2009, 2008 and 2007

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

A substantial amount of the Company’s sales involve multiple element arrangements, such as products, maintenance, professional services, and training. When arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair-value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.

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

The Company’s products and services are sold indirectly by distribution partners and directly by the Company’s sales force. Revenue generated through arrangements with distribution partners is

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

recognized when the above criteria are met and only when the distribution partner has an order from an end-user customer. The Company generally does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.

The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, totaled approximately $41, $96 and $52 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company included approximately $626, $441 and $641 of out-of-pocket expenses in service revenue and cost of service revenue in the years ended December 31, 2009, 2008 and 2007, respectively.

Cash, Cash Equivalents, Short-term and Long-term Investments

Securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held to maturity. Securities for which it is not the Company’s intent to hold to maturity are classified as either available-for-sale or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains or losses excluded from earnings and reported in a separate component of stockholders’ equity and other than temporary losses included in earnings. Trading securities are reported at fair value, with unrealized gains or losses included in earnings. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments. Investments with original maturities in excess of one year from the balance sheet date are classified as long-term. All securities are classified as held-to-maturity or available-for-sale securities.

Cash, cash equivalents, short-term and long-term investments as of December 31, 2009 and 2008 consist of the following:

	As of December 31, 2009
	Contracted	Amortized	Fair Market	Balance Per
	Maturity	Cost	Value	Balance Sheet

Cash	Demand	$8,789	$8,789	$8,789
Money market funds	Demand	81,682	81,682	81,682

Total cash and cash equivalents		$90,471	$90,471	$90,471

U.S. agency notes—held-to-maturity	42-346 days	$35,007	$35,028	$35,007
U.S. agency notes—available-for-sale	263-346 days	4,985	4,983	4,983

Total short-term marketable securities		$39,992	$40,011	$39,990

U.S. agency notes—held-to-maturity	375-435 days	$44,526	$44,385	$44,526

Total long-term marketable securities		$44,526	$44,385	$44,526

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

	As of December 31, 2008
	Contracted	Amortized	Fair Market	Balance Per
	Maturity	Cost	Value	Balance Sheet

Cash	Demand	$4,738	$4,738	$4,738
Money market funds	Demand	120,985	120,985	120,985

Total cash and cash equivalents		$125,723	$125,723	$125,723

The Company has had no realized gains or losses from the sale of cash equivalents or short-term or long-term investments.

Fair Value Measurements

Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market corroborated inputs; and

•	Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option pricing models and excess earnings method; and

•	Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of December 31, 2009:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Money market funds	$81,682	$—	$—	$81,682
Restricted cash	1,088	—	—	1,088

Total cash equivalents and restricted cash	82,770	—	—	82,770

Short-term U.S. agency notes	—	39,990	—	39,990
Long-term U.S. agency notes	—	44,526	—	44,526

Total investments	—	84,516	—	84,516

Total assets	$82,770	$84,516	$—	$167,286

Realized gains and losses from sales of the Company’s investments are included in “Other income” and unrealized gains and losses from available-for-sale securities are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the year ended December 31, 2009.

Restricted Cash

As of December 31, 2009 and 2008, the Company had restricted cash in the amount of $1,088 and $333, respectively, as collateral related to its facility leases. The Company’s restriction with respect to $250 expires in June 2010 for the Burlington, Massachusetts leases, $235 expires in July 2011 for the Madrid, Spain lease, and $603 expires in November 2016 for the Bedford, Massachusetts lease.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007:

	Balance at			Balance at
	Beginning of			End of
	Period	Provision	Write-offs	Period

Year ended December 31, 2009	$1,281	$217	$(187)	$1,311
Year ended December 31, 2008	574	1,109	(402)	1,281
Year ended December 31, 2007	695	139	(260)	574

Inventory and Deferred Product Costs

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of finished products.

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

When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company includes the costs of the delivered items in deferred product costs until recognition of the related revenue occurs.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

Property and equipment consists of the following:

	As of December 31,
	2009	2008

Computer hardware and software	$6,441	$5,220
Furniture and fixtures	1,560	1,529
Office and engineering equipment	8,687	6,919
Evaluation systems	4,485	5,159
Leasehold improvements	1,287	1,128

	22,460	19,955
Less accumulated depreciation and amortization	(16,023)	(14,470)

Property and equipment, net	$6,437	$5,485

Depreciation and amortization expense was $4,671, $5,043 and $4,976 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

During the year ended December 31, 2009 and 2008, the Company recognized impairment losses on its evaluation systems and certain pieces of its engineering equipment of $94 and $857, respectively. No other impairment losses have been recorded to date.

Financial Instruments

Financial instruments consist of cash equivalents, short-term and long-term investments, restricted cash and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other international hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company maintains its cash, cash equivalents, short-term and long-term investments principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any material write-offs related to receivables from individual customers or groups of customers. The Company does not require collateral from its customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Year Ended
	December 31,
	2009	2008	2007

Customer A	15%	17%	17%
Customer B	14	15	15
Customer C	*	10	13
Customer D	*	*	11

*	Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as follows:

	As of
	December 31,
	2009	2008

Customer A	16%	20%
Customer B	15	*
Customer C	*	25
Customer D	*	12

*	Less than 10% of total accounts receivable.

Product Warranties

Substantially all of the Company’s products are covered by a standard warranty of ninety days for software and one year for hardware. In the event of a failure of product or software covered by this warranty, the Company must repair or replace the software or product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which encompass its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty allowance and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty allowance are not indicative of future requirements, additional or reduced warranty reserves may be required.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

The following is a summary of changes in the amount reserved for warranty costs for the years ended December 31, 2009 and 2008:

Balance at December 31, 2007	$268
Provision for warranty costs	282
Uses/reductions	(390)

Balance at December 31, 2008	160
Provision for warranty costs	386
Uses/reductions	(406)

Balance at December 31, 2009	$140

Stock-Based Compensation

At December 31, 2009, the Company had three stock-based compensation plans, which are more fully described in Note 7.

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The benefits of tax deductions in excess of recognized stock-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

As there was no public market for its common stock prior to October 13, 2006, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning in January 2007. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, as discussed above, the Company utilizes an estimated forfeiture rate when calculating the expense for the period.

The Company has applied estimated forfeiture rates derived from an analysis of historical data of 7.91%, 8.27% and 7.00% for the years ended December 31, 2009, 2008 and 2007, respectively, in determining the expense recorded in the accompanying consolidated statements of income. The weighted average fair values of options granted were $3.22, $3.17 and $7.62 for the years ended

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

December 31, 2009, 2008 and 2007, respectively. The weighted average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.01%	3.05%	4.56%
Expected volatility	58.86%	46.56%	56.28%
Expected life	4.74 years	4.76 years	5.41 years
Dividend yield	—	—	—

During the year ended December 31, 2008, the Company issued 179,000 restricted stock units, or RSUs, to certain of its employees at a fair value of $7.51 per share pursuant to the 2006 Equity Incentive Plan. The RSUs granted contain either time-based vesting or performance-based vesting criteria. Of the time-based RSUs granted, 131,500 will vest in three equal installments, commencing on February 12, 2009 and becoming fully vested on February 12, 2011. The remaining 47,500 are performance-based RSUs and would only have vested if certain Company growth rates were met by December 31, 2009, as determined by the Company’s Board of Directors and the recipient remains associated with the Company at the time such determination is made. During the Board of Directors meeting in January 2010, the Board concluded that Company growth rates had not been achieved, and as such, the restricted stock units were cancelled at that time. No compensation cost had been recognized related to the performance-based RSUs as it was not probable that the performance criteria would be met.

The Company recorded stock-based compensation expense of $10,360, $7,398 and $6,050 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $19,788 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.87 years.

See Note 7 for a summary of the stock option and restricted stock unit activity under the Company’s stock-based compensation plans for the year ended December 31, 2009.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. Comprehensive income is disclosed in the accompanying consolidated statements of stockholders’ equity, and represents the Company’s net income plus other comprehensive income (loss). Accumulated other comprehensive loss

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

is presented separately on the balance sheet as required, and relates to unrealized losses on its available-for-sale securities in 2009.

Net Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2009	2008	2007

Weighted average number of shares of common stock outstanding	57,078,933	58,493,883	59,516,103
Less: Weighted average number of unvested restricted common shares outstanding	(1,294)	(30,473)	(131,021)

Weighted average number of common shares used in calculating basic net income per common share	57,077,639	58,463,410	59,385,082
Weighted average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	4,349,025	4,408,953	6,471,886
Weighted average number of unvested restricted common shares outstanding	1,182	30,473	127,251
Weighted average number of common shares issuable upon vesting of outstanding restricted stock units	123,194	17,432	—
Weighted average number of common shares issuable upon exercise of common stock warrants	—	—	32,192

Weighted average number of common shares used in computing diluted net income per common share	61,551,040	62,920,268	66,016,411

In the computation of diluted weighted average number of common shares outstanding, 4,930,265, 4,433,175 and 1,764,420 weighted average common share equivalents underlying outstanding stock options have been excluded from the computation as of December 31, 2009, 2008 and 2007, respectively, as their effect would have been antidilutive.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets. If impairment exists, the Company would adjust the carrying value of the asset to fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

For the year ended December 31, 2007, the Company did not identify any impairment of its long-lived assets. For the years ended December 31, 2009 and 2008, the Company determined that there had been impairment to certain of its evaluation systems and certain pieces of its engineering equipment which are included in property and equipment. Accordingly, the Company recognized impairment losses of $94 and $857, respectively, which were recorded in the accompanying consolidated statements of income for the years ended December 31, 2009 and 2008.

Capitalized Internal Use Software

The Company capitalizes certain costs incurred to purchase or create internal use software. To date, such costs have included external direct costs of materials and services incurred in the implementation of internal use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over three years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Foreign Currency Exchange Risk

To date, substantially all of the Company’s international customer agreements have been denominated in U.S. dollars. Accordingly, the Company has limited exposure to foreign currency exchange rates and does not enter into foreign currency hedging transactions. The functional currency of the Company’s international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities, and operations of the European and Asian subsidiaries are recorded within other income (expense) in the consolidated statements of income. During the years ended December 31, 2009, 2008 and 2007, the Company recorded foreign exchange losses of $78, $246, and $51, respectively, in other income (expense).

Income Taxes

The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, the Company is required to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted Accounting Standards Codification (ASC) 740, Income Taxes, as it applies to accounting for uncertainty in income taxes. The Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations have been required.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2009, 2008, and 2007.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-09, Subsequent Events (Topic 855), to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance. ASU 2010-09 also clarifies the intended scope of the reissuance disclosure provisions. ASU 2010-09 is effective upon issuance and had no impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB ratified ASU 2009-13, Revenue Arrangements with Multiple Deliverables, which would modify the objective and reliable evidence of fair value threshold as it relates to assigning value to specific deliverables in a multiple element arrangement. This authoritative guidance would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple element arrangements and allocating arrangement consideration when neither VSOE nor acceptable third party evidence of the selling price of the undelivered element are available. Additionally, the FASB ratified ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which provides that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality should be considered non-software deliverables, and therefore, will no longer be within the scope of the revenue recognition guidance. Both FASB updates are required to be adopted in annual periods beginning after June 15, 2010. The Company is currently evaluating the effect that the adoption of both pieces of authoritative guidance may have on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued the ASC as the single source of authoritative Unites States Generally Accepted Accounting Principles, or U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how the Company references accounting standards, the adoption did not have an impact on the Company’s financial position, results of operations, cash flows, or accounting policies.

In May 2009, the FASB issued ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 had no impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued ASC 805, Business Combinations (ASC 805). ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805 changes current practice, in part, as

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420, Exit or Disposal Cost Obligations, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805 goodwill is no longer reduced when utilizing net operating loss carryforwards for which a full valuation allowance exists. The adoption of ASC 805 was effective for the Company’s acquisition of Covergence in April 2009.

3.	Business Combination

On April 30, 2009, the Company acquired Covergence, an emerging, innovative provider of software-based session border controllers for delivering VoIP/IP telephony, unified communications and service-oriented architecture applications within global 1000 enterprises. The aggregate purchase price was $22,846, consisting of 2,874,383 shares of the Company’s common stock, valued at approximately $22,248, $20 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for the former Chief Executive Officer of Covergence, of approximately $578. The Company incurred $58 of issuance costs associated with the registration of the common stock issued, which has been recorded as a reduction to the purchase price.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Covergence have been included in the accompanying consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which has been finalized at December 31, 2009.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

3.	Business Combination (Continued)

Purchase Price

The acquisition date fair value of the consideration consisted of the following:

Number of shares of the Company’s common stock issued to Covergence stockholders	2,874,383
Price per share(a)	$7.74	$22,248

Cash paid to Covergence stockholders		20
Cash paid for withholding taxes due(b)		578

Total consideration paid		22,846
Equity issuance costs(c)		(58)

Total purchase price		$22,788

(a)	Represents the closing stock price of the Company’s common stock as reported on the NASDAQ Global Market on April 29, 2009, the date of the signing of the Merger Agreement.

(b)	Represents withholding taxes paid in lieu of additional shares exchanged.

(c)	Represents costs incurred to register shares of common stock issued to Covergence stockholders.

Allocations of Assets and Liabilities

For the purposes of the consolidated balance sheets, the Company has allocated the purchase price for Covergence to the net tangible and intangible assets, and the deferred tax assets and liabilities. The following table summarizes the allocation of the purchase price at the acquisition date:

Estimate of
Fair Value as
of April 30,
2009

Cash and cash equivalents	$6,563
Other tangible assets	3,029
Intangible assets	9,317
In-process research and development	2,617
Deferred tax assets	13,035
Liabilities assumed	(2,335)
Deferred tax liability	(5,145)

Fair value of net assets acquired	27,081
Gain on acquisition of business	(4,293)

Total purchase price	$22,788

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from Covergence’s products and services. The purchase price was allocated based

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

3.	Business Combination (Continued)

upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective. The allocation resulted in acquired intangible assets of $11,934. The acquired intangible assets consisted of developed technology, customer relationships, trademarks and trade names, patents and patents pending, and in-process research and development and were valued using the discounted cash flows and relief from royalty approaches. The developed technology, customer contracts, and trademarks and trade names will be amortized over their useful lives of approximately seven to thirteen years. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually. Acquired in-process research and development, or IPR&D, was valued using the discounted cash flows approach. IPR&D is carried at its initial fair value and will be amortized to expense upon completion of development. If further development becomes unfeasible or is abandoned, the carrying value of the IPR&D will be expensed in the period it occurs. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $1,161 was ascribed using a cost-plus profit approach.

The deferred tax assets relate to the net operating losses and other tax benefits acquired from Covergence as part of the transaction. To the extent that the Company continues to realize net income, the Company will be able to utilize all of these assets.

The deferred tax liabilities primarily relate to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

As a result of the final purchase price allocation the Company determined that the fair value of the net assets acquired, primarily identifiable intangible assets and the deferred tax assets, exceeded the fair value of the consideration transferred. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities recognized and the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $4,293. The gain is included in the line item “Gain on acquisition of business” in the consolidated statement of income for the year ended December 31, 2009.

Merger and Integration-Related Costs

The Company incurred $1,102 in expenses that are reflected as merger and integration-related expenses in the consolidated statement of income for the year ended December 31, 2009. These costs include transaction expenses of $585 consisting of various professional fees. In addition, the Company determined that, as a result of the acquisition, there existed certain redundancies in operations. As a result, the Company incurred charges consisting of severance and related benefits of $517 to decrease the Covergence headcount by twenty employees.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

3.	Business Combination (Continued)

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma results of operations as if the Company had acquired Covergence on January 1, 2008:

	For the Year Ended
	December 31,
	2009	2008

Total revenue	$148,281	$124,232
Gross profit	118,981	95,894
Income from operations	18,207	860
Net income	$16,586	$2,245
Net income per share:
Basic	$0.29	$0.04
Diluted	$0.27	$0.04

4.	Intangible Assets

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

Finite-lived intangible assets consist of the following:

		As of December 31, 2009
	Estimated	Gross
	Useful Life	Carrying	Accumulated
	(in years)	Value	Amortization

Developed technology	7.7	$7,089	$585
Patents	15.7	850	23
Customer relationships	9.7	798	55
Trademarks and trade names	14.7	461	13
Internal use software	3.0	119	30

Total		$9,317	$706

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

4.	Intangible Assets (Continued)

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ended December 31,	Amount

2010	$1,736
2011	1,461
2012	1,404
2013	1,099
2014	930
2015 and thereafter	1,981

Total	$8,611

In connection with the acquisition of Covergence, $2,617 of the intangible assets acquired from Covergence relate to in-process research and development assets. These in-process research and development assets primarily represent ongoing development work associated with enhancements to existing products, as well as the development of next generation session border controllers and session managers. The Company will periodically evaluate these in-process research and development assets to determine if any projects have been completed. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. These intangible assets will be tested for impairment on an annual basis, or earlier if impairment indicators are present.

Based on an evaluation performed by the Company as of December 31, 2009, the Company determined that the projects were still in process and therefore, were not subject to amortization as of the end of the year. Additionally, management did not identify any impairments related to these projects which would require the asset to be written down as of December 31, 2009.

5.	Income Taxes

Income before the provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007

Domestic	$22,717	$16,634	$30,514
Foreign	680	553	387

Total	$23,397	$17,187	$30,901

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

5.	Income Taxes (Continued)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2009	2008	2007

Current provision:
Federal	$7,136	$8,162	$9,946
State	473	527	1,095
Foreign	179	148	107

Total current	7,788	8,837	11,148

Deferred provision (benefit):
Federal	(1,183)	(2,955)	(204)
State	(314)	(267)	396

Total deferred	(1,497)	(3,222)	192

Total provision	$6,291	$5,615	$11,340

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	0.4	1.2	3.1
Permanent differences	1.4	3.1	0.6
Book gain on Covergence acquisition	(6.4)	—	—
Research and development tax credits	(4.0)	(4.7)	(2.2)
Other	0.5	(1.9)	0.2

Effective tax rate	26.9%	32.7%	36.7%

The Company currently expects to realize recorded net deferred tax assets as of December 31, 2009 of $17,189. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. Approximately $7,085 of the deferred tax asset recorded as of December 31, 2009 is attributable to benefits associated with stock-based compensation charges. In accordance with the provision of ASC 718, Compensation—Stock Compensation, related to stock-based compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

As of December 31, 2009, all of the federal tax returns the Company has filed for tax years 2006 through 2008 remain subject to examination by tax authorities. Tax years 2006 through 2008 are subject to examination by the state taxing authority as of December 31, 2009. The Company is currently under

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

5.	Income Taxes (Continued)

examination by the Massachusetts Department of Revenue for the tax years ended December 31, 2006 and December 31, 2007.

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008

Stock-based compensation	$7,085	$3,943
Net operating loss and tax credit carryforwards	8,269	—
Basis difference in intangible assets	(4,154)	—
Depreciation	315	1,371
Inventory and warranty reserves	1,414	1,312
Allowance for doubtful accounts	489	488
Accrued vacation expense	432	379
Sales tax reserve	61	38
Capital research and development	3,938	—
Other temporary differences	(660)	271

Net deferred tax asset	$17,189	$7,802

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss, or NOL, and tax credit carryforwards. In assessing the need for a valuation allowance, the Company considered its recent operating results, future taxable income projections and feasible tax planning strategies.

As of December 31, 2009, the Company had state research and development tax credits of $1,568 of which approximately $1,277 related to excess tax deductions has been excluded from the above table. The benefit of these credits will be recognized as an increase in additional paid in capital when it results in a reduction in state taxable income. These state tax credits begin to expire in 2021, and are subject to review and possible adjustment by the taxing authorities. During 2009, the Company utilized all of its U.S. federal research and development tax credits.

The Company’s current intention is to reinvest the total amount of its unremitted earnings in the local international jurisdiction or to repatriate the earnings only when tax effective. As such, the Company has not provided for U.S. taxes on the unremitted earnings of its international subsidiaries.

6.	Stockholders’ Equity

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

6.	Stockholders’ Equity (Continued)

shares are subject to repurchase at the discretion of the Company at the initial purchase price. A summary of the status of the Company’s unvested restricted shares of common stock outstanding, as of December 31, 2009 and the changes during the year then ended are as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value

Unvested shares at December 31, 2008	4,593	$0.68
Granted	—	—
Vested	(4,593)	0.68
Forfeited	—	—

Unvested shares at December 31, 2009	—	—

Common Stock Repurchase Program

In February 2008, the Board authorized the repurchase of up to $20,000 of the Company’s common stock over the subsequent twelve month period. In August 2008, the Board expanded the common stock repurchase program by authorizing the repurchase of an additional $35,000 of the Company’s common stock for an aggregate of $55,000. The purchases of the Company’s common stock were executed periodically as market and business conditions warranted on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which permitted shares to be repurchased when the Company might otherwise be precluded for doing so under insider trading laws.

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

7.	Equity Incentive Plans

The Company has in effect the Acme Packet, Inc. 2000 Equity Incentive Plan (the 2000 Plan) under which it may grant incentive stock options, or ISOs, nonqualified stock options, or NSOs, restricted stock, and stock grants to purchase up to 12,200,000 shares of common stock. Under the 2000 Plan, ISOs may not be granted at less than fair market value on the date of the grant and all options generally vest over a four-year period and certain options are subject to accelerated vesting based on certain future events. These options expire ten years after the grant date. Effective upon the consummation of the IPO in 2006, no further awards were made pursuant to the 2000 Plan, but any outstanding awards under the 2000 Plan remain in effect and continue to be subject to the terms of the 2000 Plan.

The Company also has in effect the 2006 Equity Incentive Plan (the 2006 plan), which allows the Company to grant ISOs, NSOs, restricted stock, restricted stock units and stock grants to employees, consultants, and directors of the Company. Under the 2006 Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four year period. These options generally expire seven years after the grant date. The Company initially reserved for

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

7.	Equity Incentive Plans (Continued)

issuance an aggregate of 3,000,000 shares of common stock under the 2006 Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 and until 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company’s outstanding equity on a fully diluted basis as of the end of the immediately preceding year. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In both January 2009 and January 2008, the number of shares of common stock reserved for future issuance under the 2006 Plan was increased by 3,000,000 shares pursuant to this provision. As of December 31, 2009, 736,990 shares were available for future issuance under the 2006 Plan.

Additionally, the Company has in effect the 2006 Director Option Plan (the 2006 Director Plan), under which no options may be granted to eligible directors at less than fair market value on the date of grant, and all options vest over a one year period from the grant date. These options expire ten years after the grant date. The Company initially reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In both January 2009 and January 2008, the number of shares of common stock reserved for future issuance under the 2006 Director Plan was increased by 75,000 shares pursuant to this provision. As of December 31, 2009, 312,500 shares were available for future issuance under the 2006 Director Plan.

The following is a summary of the status of the Company’s stock options as of December 31, 2009 and the stock option activity for all stock options plans during the year ended December 31, 2009:

				Weighted-Average
			Weighted-Average	Remaining	Aggregate
	Number	Exercise Price	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Per Share	Life (Years)	Value(2)

Outstanding at December 31, 2008	10,080,342	$0.20 - 18.36	$5.85
Granted	4,703,817	4.35 - 10.30	6.37
Canceled	(1,450,665)	0.85 - 18.36	14.09
Exercised	(1,096,799)	0.20 - 9.75	1.82		$9,918

Outstanding at December 31, 2009	12,236,695	0.20 - 16.86	5.43	5.56	$70,083

Exercisable at December 31, 2009	5,805,385	0.20 - 16.86	3.79	5.01	$43,160

Vested or expected to vest at December 31, 2009(1)	11,116,393	0.20 - 16.86	5.27	5.51	$65,508

(1)	This represents the number of vested options as of December 31, 2009 plus the number of unvested options expected to vest as of December 31, 2009 based on the unvested options outstanding at December 31, 2009, adjusted for the estimated forfeiture rate.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on December 31, 2009 of $11.00 or the date of exercise, as appropriate, and the exercise price of the underlying options.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

7.	Equity Incentive Plans (Continued)

The Company has entered into Restricted Stock Unit Agreements with certain of its employees. Under the terms of the agreement, the Company grants restricted stock units, or RSUs, to its employees pursuant to the 2006 Equity Incentive Plan. Vesting occurs periodically at specified time intervals, ranging from two to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the Company’s unvested RSUs outstanding at December 31, 2009 and the changes during the twelve months then ended, is presented below:

		Weighted-Average
	Number	Grant Date Fair Value
	of Shares	Per Share

Unvested at December 31, 2008	179,000	$7.51
Granted	257,000	5.24
Vested	(45,182)	7.38
Forfeited	(5,000)	8.62

Unvested at December 31, 2009	385,818	6.00

Tender Offer

In July 2009, the Board of Directors approved an offer (the Offer) to the Company’s employees, excluding members of the Company’s board of directors and the Company’s Section 16 officers, to exchange option grants that had (i) an exercise price greater than or equal to the higher of (a) $11.42 and (b) a price at least 10% higher than the closing price of the Company’s common stock on the expiration date of the Offer; (ii) were granted under the Acme Packet, Inc. 2006 Plan; and (iii) were held by eligible option holders. Eligible participants were all persons who were employees (including employees on an expatriate assignment) hired on or before 5:00 p.m., Eastern Daylight Savings Time, on July 8, 2009 and who remained employees of the Company through the date on which the new options were granted, and included certain independent contractors who continued to provide services to the Company through the date on which the new options were granted. The Offer expired on August 5, 2009, and upon the expiration, the Company exchanged the tendered options that had exercise prices equal to or greater than $11.42 per share for new options. The tendered options that were exchanged for new options were cancelled on the expiration date of the Offer. As a result, an aggregate of 1,222,500 options, with exercise prices ranging from $11.97 to $18.36 per share, were cancelled and exchanged for 945,317 options with an exercise price per share of $8.98. The new options began to vest on the new option grant date, whereby 25% of the new options vesting on the first anniversary of the new option dates, and the remainder vesting ratably on a quarterly basis over the final three years of the vesting period.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

8.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through 2016. Certain of the Company’s operating leases include escalating payment amounts. In accordance with the accounting standard for accounting for leases, the Company is recognizing the related rent expense on a straight-line basis over the term of the lease. As of December 31, 2009 and 2008, the Company has deferred rent of approximately $96 and $265 respectively, of which $96 and $170, respectively, is classified as a current liability and included in “accrued expenses and other current liabilities” in the accompanying consolidated balance sheets. Total rent expense under these operating leases was approximately $1,499, $1,185 and $1,115, for the years ended December 31, 2009, 2008 and 2007, respectively.

On December 10, 2009 the Company entered into a lease dated as of November 23, 2009 with MSCP Crosby, LLC to secure office space for the Company’s future corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts. The commencement date for occupancy under the lease is June 1, 2010. The lease for the Company’s current corporate headquarters at 71 Third Ave., Burlington, Massachusetts expires on June 30, 2010.

The lease for the Company’s future corporate headquarters provides for the rental of approximately 123,788 square feet of space and has an initial term of six years and six months. The Company can, subject to certain conditions, extend this term for an additional period of five years. The Company is not required to pay any rent for the first six months of the initial lease term. Thereafter, the annual rent on the new lease will be $2,414, or approximately $201 per month. The total base rent payable in the initial lease term is $14,472.

In addition to base rent, the lease for the Company’s future corporate headquarters requires the Company to pay its proportionate share of certain taxes and operating expenses, as further set forth in the lease. The Company is receiving lease incentives, including free rent for the first six months of occupancy, which totals approximately $1,206, and allowances for tenant improvements totaling approximately $3,199. The Company will recognize the total base rent payable of $14,472 ratably over the initial lease term of the lease which is 78 months. The allowances for tenant improvements will be amortized on a straight-line basis over the initial lease term as a reduction of rental expense.

In connection with the signing of the lease for the Company’s future headquarters, the Company has deposited with the landlord an unconditional, irrevocable letter of credit in the Landlord’s favor in the amount of approximately $603.

Future minimum lease payments under non-cancelable operating leases at December 31, 2009 were as follows:

Year Ending December 31:
2010	$957
2011	2,455
2012	2,414
2013	2,414
2014 and thereafter	7,040

Total minimum lease payments	$15,280

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

8.	Commitments and Contingencies (Continued)

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2009 and 2008, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2009	2008

Accrued compensation and related benefits	$6,080	$4,302
Accrued sales and use taxes	1,183	490
Other accrued liabilities	1,998	2,073

Total	$9,261	$6,865

10.	Segment Information

Geographic Data

Total revenue to unaffiliated customers by geographic area was as follows:

	Year Ended December 31,
	2009	2008	2007

United States and Canada	$76,216	$59,512	$53,748
International	65,242	56,846	59,304

Total	$141,458	$116,358	$113,052

During the years ended December 31, 2009, 2008 and 2007, no one international country contributed more than 10% of the Company’s total revenue.

As of December 31, 2009 and 2008, property and equipment at locations outside the U.S. was not material.

11.	401(k) Plan

The Company maintains the Acme Packet, Inc. 401(k) Pension and Profit Sharing Plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after reaching the age of 21. The Company may make discretionary matching contributions and profit sharing contributions, as determined annually by the

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

11.	401(k) Plan (Continued)

Board of Directors. Employee contributions vest immediately, while Company matching contributions vest ratably over four years. To date, the Company has not made any discretionary contributions to the 401(k) Plan.

12.	Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenue	$30,987	$32,861	$36,347	$41,263
Gross profit	24,832	26,784	29,396	33,165
Income from operations	4,199	2,708	5,169	6,853
Net income	$2,758	$1,693	$3,580	$9,075
Net income per share:
Basic	$0.05	$0.03	$0.06	$0.16
Diluted	$0.05	$0.03	$0.06	$0.14

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total revenue	$31,680	$25,661	$28,436	$30,581
Gross profit	25,596	19,905	22,443	23,747
Income from operations	6,967	629	2,677	3,935
Net income	$5,038	$816	$2,034	$3,684
Net income per share:
Basic	$0.08	$0.01	$0.03	$0.07
Diluted	$0.08	$0.01	$0.03	$0.06

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2009.

(2)	Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the Company’s internal control over financial reporting. See Section (4) below.

(3)	Changes in Internal Controls over Financial Reporting.

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4)	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Acme Packet, Inc.

We have audited Acme Packet, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acme Packet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Acme Packet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acme Packet, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of Acme Packet, Inc. and our report dated March 9, 2010 expressed an unqualified opinion thereon.

Boston, Massachusetts March 9, 2010	/s/ Ernst & Young LLP

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

(a)(3)  Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

2	.1(6)	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence Inc. and the stockholder representative named therein
3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Second Amended and Restated Bylaws of the Registrant
4	.1(1)	Specimen certificate evidencing shares of common stock
10	.1(1)	Northwest Park Lease, dated August 9, 2004, by and between Seventy One Limited Liability Company and the Registrant
10	.2(1)	Northwest Park Lease, dated July 10, 2006, by and between the Registrant and MTP Limited Partnership
10	.3(1)	Amended and Restated 2000 Equity Incentive Plan
10	.4(1)	2006 Equity Incentive Plan
10	.5(5)	Letter Agreement dated as of August 29, 2008 between the Registrant and Peter J. Minihane
10	.6(1)	Amended and Restated Registration Rights Agreement, dated June 8, 2004, by and between the Registrant and the shareholders named therein
10	.7(7)	Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant
10	.8(1)	2006 Equity Incentive Plan of the Registrant
10	.9(1)	2006 Director Option Plan of the Registrant
10	.10(1)	2006 Director Option Plan of the Registrant
10	.11(8)	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan
10	.12(8)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for employees and consultants
10	.13(8)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for directors
10	.14(8)	Form of Non-Statutory Stock Option Agreement for the 2006 Director Option Plan
10	.15(9)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Executive Officers
10	.16(9)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Employees
10	.17(10)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Executive Officers
14	.1(3)	Code of Business Conduct and Ethics
21.1		Subsidiaries of the Registrant

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Registrant’s Form S-1 Registration Statement (File No. 333-134683)

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2007 (File No. 001-33041)

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 15, 2007 (File No. 001-33041)

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008 (File No. 001-33041)

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2008 (File No. 001-33041)

(6)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (File No. 001-33041)

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 14, 2009 (File No. 001-33041)

(8)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (File No. 333-138541)

(9)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (File No. 333-157944)

(10)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on February 3, 2010 (File No. 001-33041)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acme Packet, Inc. (Registrant)

Date: March 9, 2010	By:	/s/ Andrew D. Ory

Andrew D. Ory President and Chief Executive Officer

Date: March 9, 2010	By:	/s/ Peter J. Minihane

Peter J. Minihane Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and dates indicated.

Signature	Title	Date

/s/ Andrew D. Ory Andrew D. Ory	President and Chief Executive Officer; Director (Principal Executive Officer)	March 9, 2010

/s/ Peter J. Minihane Peter J. Minihane	Chief Financial Officer (Principal Accounting and Financial Officer)	March 9, 2010

/s/ Gary J. Bowen Gary J. Bowen	Director	March 9, 2010

/s/ David B. Elsbree David Elsbree	Director	March 9, 2010

/s/ Robert Hower Robert Hower	Director	March 9, 2010

/s/ Patrick J. MeLampy Patrick J. MeLampy	Director	March 9, 2010

/s/ Robert G. Ory Robert G. Ory	Director	March 9, 2010

/s/ Michael Thurk Michael Thurk	Director	March 9, 2010