Form 10-Q
period 2010-03-31
ACME PACKET INC
filed 2010-04-30
CIK 1130258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
     The number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2010: 60,718,465

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — Financial Information
Item 1 — Condensed Consolidated Financial Statements (unaudited)
ACME PACKET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$80,570	$90,471
Short-term investments	108,000	39,990
Accounts receivable, net of allowance of $1,337 and $1,311, respectively	29,540	25,604
Inventory	5,176	4,372
Deferred product costs	2,278	3,400
Deferred tax asset	1,567	1,567
Other current assets	4,015	2,710

Total current assets	231,146	168,114
Long-term investments	—	44,526
Property and equipment, net	7,786	6,437
Acquired intangible assets, net of accumulated amortization of $1,141 and $706, respectively	10,793	11,228
Restricted cash	755	755
Deferred tax asset, net	15,622	15,622
Other assets	38	44

Total assets	$266,140	$246,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,484	$3,895
Accrued expenses and other current liabilities	8,465	9,261
Deferred revenue, current portion	31,737	31,506

Total current liabilities	43,686	44,662

Deferred revenue, net of current portion	1,622	1,841

Contingencies (Note 15)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding - 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 67,464,527 and 65,459,593 shares, respectively	67	65
Additional paid-in capital	201,157	188,871
Treasury stock, at cost — 6,756,687 shares	(37,522)	(37,522)
Accumulated other comprehensive loss	(14)	(2)
Retained earnings	57,144	48,811

Total stockholders’ equity	220,832	200,223

Total liabilities and stockholders’ equity	$266,140	$246,726

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Product	$ 42,093	$ 23,051
Maintenance, support and service	8,957	7,936

Total revenue	51,050	30,987

Cost of revenue (1):
Product	7,549	5,232
Maintenance, support and service	2,268	923

Total cost of revenue	9,817	6,155

Gross profit	41,233	24,832

Operating expenses (1):
Sales and marketing	16,427	11,336
Research and development	8,693	6,164
General and administrative	3,284	3,133

Total operating expenses	28,404	20,633

Income from operations	12,829	4,199

Other income (expense):
Interest income	105	115
Other expense	(116)	(49)

Total other (expense) income, net	(11)	66

Income before provision for income taxes	12,818	4,265
Provision for income taxes	4,485	1,507

Net income	$ 8,333	$ 2,758

Net income per share (Note 13):
Basic	$ 0.14	$ 0.05
Diluted	$ 0.13	$ 0.05
Weighted average number of common shares used in the calculation of net income per share:
Basic	59,821,379	54,744,550
Diluted	64,982,898	58,403,618

(1)	Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$168	$126
Cost of maintenance, support and service revenue	228	121
Sales and marketing	1,556	1,086
Research and development	1,148	718
General and administrative	421	258
See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income	$ 8,333	$2,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,418	927
Amortization of intangible assets	435	—
Provision for bad debts	181	322
Amortization of premium/discount on investments	378	—
Stock-based compensation expense	3,521	2,309
Excess tax benefit related to exercise of stock options	(2,404)	(147)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,117)	2,962
Inventory	(804)	25
Deferred product costs	1,122	(570)
Other assets	(1,299)	209
Accounts payable	(411)	(250)
Accrued expenses and other current liabilities	1,608	(852)
Deferred revenue	12	3,326

Net cash provided by operating activities	7,973	11,019

Investing activities
Purchases of property and equipment	(2,767)	(1,109)
Purchases of marketable securities	(46,370)	—
Proceeds from sale and maturities of marketable securities	22,496	—

Net cash used in investing activities	(26,641)	(1,109)

Financing activities
Proceeds from exercise of stock options	6,363	127
Excess tax benefit related to exercise of stock options	2,404	147

Net cash provided by financing activities	8,767	274

Net (decrease) increase in cash and cash equivalents	(9,901)	10,184
Cash and cash equivalents at beginning of period	90,471	125,723

Cash and cash equivalents at end of period	$80,570	$135,907

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share, restricted stock unit and per share data)
1. Business Description and Basis of Presentation
Business Description
     Acme Packet, Inc., or the Company, was incorporated in the State of Delaware on August 3, 2000. The Company provides session border controllers, or SBCs, that enable service providers, enterprises, government agencies and contact centers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across internet protocol, or IP, network borders. The Company is headquartered in Burlington, Massachusetts and has offices there, as well as in Europe and Asia.
     On April 30, 2009, the Company acquired Covergence Inc., or Covergence, a privately held company located in Maynard, Massachusetts, which provides software-based SBCs for the delivery of voice over internet protocol, or VOIP, telephone, unified communications and service orientated architecture applications, for approximately $22,788 in stock and cash. See Note 3 for further discussion on the acquisition of Covergence.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2010 and statements of income and cash flows for the three months ended March 31, 2010 and 2009. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.
     As of March 31, 2010, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed.
2. Significant Estimates and Assumptions
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.
     Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, the expensing and capitalization of research and development costs for software, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to assess potential impairments related to intangible assets, stock-based compensation expense, warranty allowances, and the recoverability of the Company’s net deferred tax assets.
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
Pro Forma Financial Information
     The following table shows unaudited pro forma results of operations as if the Company had acquired Covergence on January 1, 2009:

	Three Months Ended
	March 31,
	2010	2009
Total revenue	$51,050	$37,298
Gross profit	41,233	29,790
Income from operations	12,829	5,720
Net income	8,333	3,746
Net income per share:
Basic	0.14	0.06
Diluted	0.13	0.06
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
     Finite-lived intangible assets consist of the following:

	Estimated	Gross
	Useful Life	Carrying	Accumulated Amortization as of
Description	(in years)	Value	March 31, 2010	December 31, 2009
Developed technology	7.7	$7,089	$ 964	$585
Patents	15.7	850	38	23
Customer relationships	9.7	798	76	55
Trademarks and trade names	14.7	461	22	13
Internal use software	3.0	119	41	30

Total		$9,317	$1,141	$706

     Amortization expense related to intangible assets for the three months ended March 31, 2010 was $435. As the acquisition of Covergence occurred subsequent to March 31, 2009, there was no amortization expense related to intangible assts for the three months ended March 31, 2009.
     The estimated remaining amortization expense for the remainder of 2010 and for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2010	$1,301
2011	1,461
2012	1,404
2013	1,099
2014	930
2015 and thereafter	1,981

Total	$8,176

     In connection with the acquisition of Covergence, $2,617 of the intangible assets acquired relate to in-process research and development assets. These in-process research and development assets primarily represent ongoing development work associated with enhancements to existing products, as well as the development of next generation session border controllers and session managers.

     The Company periodically evaluates these in-process research and development assets to determine if any projects have been competed. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. These intangible assets will be tested for impairment on an annual basis, or earlier if impairment indicators are present. To date, no projects have been completed and no projects have been impaired.
5. Revenue Recognition
     The Company recognizes revenue in accordance with software revenue recognition accounting standards, as the Company has determined that the software element of its product is “more than incidental” to its products as a whole.
     Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:
•	Persuasive evidence of an arrangement exists. The Company considers a non-cancelable agreement signed by the customer and the Company to be representative of persuasive evidence of an arrangement.

•	Delivery has occurred. The Company considers delivery to have occurred when product has been delivered to the customer and no significant post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of the Company’s agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered elements. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

•	Fees are fixed or determinable. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the right to a refund or adjustment lapses. If offered payment terms significantly exceed the Company’s normal terms, then revenue is recognized as the amounts become due and payable or upon the receipt of cash.

•	Collection is deemed probable. The Company conducts a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon the Company’s evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, revenue is deferred and recognized upon the receipt of cash.
     A substantial amount of the Company’s sales arrangements involve multiple elements, such as products, maintenance, professional services, and training. When arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.
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
     Professional services and training revenue is recognized when the related service has been performed.
     The Company’s products and services are sold indirectly by its distribution partners and directly by the Company’s sales force. Revenue generated through arrangements with distribution partners is recognized when the above criteria are met and when the distribution partner has an order from an end user customer. The Company generally does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.

     The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue were not material for the three months ended March 31, 2010 and 2009, respectively.
     The Company included approximately $143 and $159 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended March 31, 2010 and 2009, respectively.
6. Cash, Cash Equivalents, Short-Term and Long-Term Investments and Restricted Cash
Cash, Cash Equivalents, Short-term and Long-term Investments
     Securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. Securities for which it is not the Company’s intent to hold to maturity are classified as either available-for-sale or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains or losses excluded from earnings and reported in a separate component of stockholders’ equity, while other than temporary gains or losses are included in earnings. Trading securities are reported at fair value, with unrealized gains or losses included in earnings. The Company considers all highly liquid investments with original maturities of ninety days or less at the time of purchase to be cash equivalents and investments with original maturities of between ninety-one days and one year to be short-term investments. Investments with original maturities in excess of one year from the balance sheet date are classified as long-term. All securities are classified as held-to-maturity or available-for-sale securities as of March 31, 2010 and December 31, 2009.
     Cash, cash equivalents, short-term and long-term investments as of March 31, 2010 and December 31, 2009 consist of the following:

	As of March 31, 2010
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$8,278	$8,278	$8,278
Money market funds	Demand	52,295	52,295	52,295
U.S. agency notes	42 - 44 days	19,997	19,994	19,997

Total cash and cash equivalents		$80,570	$80,567	$80,570

U.S. agency notes—available-for-sale	139 - 390 days	$48,742	$48,728	$48,728
U.S. agency notes—held-to-maturity	241 - 345 days	59,272	59,873	59,272

Total short-term marketable securities		$108,014	$108,601	$108,000

	As of December 31, 2009
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$8,789	$8,789	$8,789
Money market funds	Demand	81,682	81,682	81,682

Total cash and cash equivalents		$90,471	$90,471	$90,471

U.S. agency notes—available-for-sale	263-346 days	$4,985	$4,983	$4,983
U.S. agency notes—held-to-maturity	42-346 days	35,007	35,028	35,007

Total short-term marketable securities		$39,992	$40,011	$39,990

U.S. agency notes—held-to-maturity	375-435 days	$44,526	$44,385	$44,526

Total long-term marketable securities		$44,526	$44,385	$44,526

     To date, realized gains or losses from the sale of cash equivalents or short-term or long-term investments have been immaterial.
Restricted Cash
     As of March 31, 2010 and December 31, 2009, the Company had restricted cash in the amount of $1,088 as collateral related to its facility leases. The Company’s restrictions with respect to $250 expires in July 2010 for the Burlington, Massachusetts leases, $235 expires in July 2011 for the Madrid, Spain lease, and $603 expires in November 2016 for the Bedford, Massachusetts lease.
7. Inventory and Deferred Product Costs
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

     When products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the required revenue recognition criteria, the Company includes the costs of the delivered items in deferred product costs until recognition of the related revenue occurs.
8. Property and Equipment
     Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease
     Evaluation systems are carried at the lower of their depreciated value or their net realizable value.
     Property and equipment consists of the following:

	March 31,	December 31,
	2010	2009
Computer hardware and software	$7,426	$ 6,441
Furniture and fixtures	1,594	1,560
Office and engineering equipment	9,228	8,687
Evaluation systems	5,288	4,408
Leasehold improvements	1,287	1,287
Construction in progress	404	77

	25,227	22,460
Less accumulated depreciation and amortization	(17,441)	(16,023)

Property and equipment, net	$7,786	$ 6,437

     Depreciation and amortization expense was $1,418 and $927 for the three months ended March 31, 2010 and 2009, respectively.
     Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset. The Company did not recognize any impairment losses on its property and equipment during the three months ended March 31, 2010 and 2009.
9. Concentrations of Credit Risk and Off-Balance-Sheet Risk
     The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other international hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company maintains its cash, cash equivalents, short-term and long-term investments principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company does not require collateral from its customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
     The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended
	March 31,
	2010	2009
Customer A	14%	*
Customer B	*	25%
Customer C	*	18

*	Less than 10% of total revenue.
     The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as follows:

	March 31,	December 31,
	2010	2009
Customer B	17%	16%
Customer D	12	*
Customer C	10	15

*	Less than 10% of total accounts receivable.
10. Product Warranties
     Substantially all of the Company’s products are covered by a standard warranty of ninety days for software and one year for hardware. In the event of a failure of product or software covered by this warranty, the Company must repair or replace the software or product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which supersede its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty allowance and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty allowance are not indicative of future requirements, additional or reduced warranty reserves may be required.
     The following is a summary of changes in the amount reserved for warranty costs for the three months ended March 31, 2010:

Balance at December 31, 2009	$140
Provision for warranty costs	301
Uses/Reductions	(267)

Balance at March 31, 2010	$174

11. Stock-Based Compensation
     The Company recorded stock-based compensation expense of $3,521 and $2,309 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $35,614 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 3.05 years.
     The following is a summary of the status of the Company’s stock options as of March 31, 2010 and the stock option activity for all stock option plans during the three months ended March 31, 2010:

			Weighted	Weighted
			Average	Average
			Exercise	Remaining	Aggregate
	Number of	Exercise Price	Price Per	Contractual	Intrinsic
	Shares	Per Share	Share	Life (Years)	Value(1)
Outstanding at December 31, 2009	12,236,695	$0.20 - 16.86	$5.43
Granted	2,546,500	13.04 - 17.39	13.24
Canceled	(27,750)	8.98 - 12.42	10.38
Exercised	(1,900,524)	0.20 - 12.42	3.35		$26,330

Outstanding at March 31, 2010	12,854,921	0.20 - 17.39	7.28	5.85	$154,283

Exercisable at March 31, 2010	4,840,578	0.20 - 16.86	4.27	5.39	$72,667

Vested or expected to vest at March 31, 2010 (2)	11,566,734	0.20 - 17.39	7.10	5.83	$140,915

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2010 of $19.28, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of March 31, 2010 plus the number of unvested options expected to vest as of March 31, 2010 based on the unvested options outstanding at March 31, 2010, adjusted for the estimated forfeiture rate.
     The Company has entered into restricted stock unit agreements with certain of its employees. Under the terms of the agreements, the Company grants restricted stock units, or RSUs, to its employees pursuant to the 2006 Equity Incentive Plan. Vesting occurs periodically at specified time intervals, ranging from one to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the Company’s unvested RSUs outstanding at March 31, 2010 and the changes during the three months then ended, is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested at December 31, 2009	385,818	$ 6.00
Granted	238,000	13.04
Vested	(109,151)	5.57
Forfeited	(47,500)	7.58

Unvested at March 31, 2010	467,167	9.53

12. Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the balance sheet as required, and relates to unrealized losses on the Company’s available-for-sale securities.
     Comprehensive income for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income	$8,333	$2,758
Unrealized loss on available-for-sale securities	(14)	—

Comprehensive income	$8,319	$2,758

13. Net Income Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended
	March 31,
	2010	2009
Weighted average number of shares of common stock outstanding	59,821,379	54,748,272
Less: Weighted average number of unvested restricted common shares outstanding	—	(3,722)

Weighted average number of common shares used in calculating basic net income per share	59,821,379	54,744,550
Weighted average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	4,982,474	3,631,850
Weighted average number of unvested restricted common shares outstanding	—	3,181
Weighted average number of common shares issuable upon vesting of outstanding restricted stock units	179,045	24,037

Weighted average number of common shares used in computing diluted net income per share	64,982,898	58,403,618

     In the computation of the diluted weighted average number of common shares outstanding, 2,591,277 and 6,637,642 weighted average common share equivalents underlying outstanding stock options have been excluded from the computation during the three months ended March 31, 2010 and 2009, respectively, as their effect would have been antidilutive.
14. Income Taxes
     For each of the three months ended March 31, 2010 and 2009, the Company’s effective income tax rate was approximately 35%. As of March 31, 2010, the Company currently expects to realize recorded net deferred tax assets of $17,189. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s net deferred tax asset cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. Approximately $7,085 of the deferred tax asset recorded as of March 31, 2010 was attributable to benefits associated with stock-based compensation charges. In accordance with the provision of ASC 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.
15. Contingencies
Litigation

     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2010 and December 31, 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
Other
     Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.
16. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2010	2009
Accrued compensation and related benefits	$4,927	$6,080
Accrued sales and use taxes	1,338	1,183
Accrued warranty	174	140
Other accrued liabilities	2,026	1,858

Total	$8,465	$9,261

17. Segment Information
Geographic Data
     Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended
	March 31,
	2010	2008
United States and Canada	$29,317	$17,106
International	21,733	13,881

Total	$51,050	$30,987

     During the three months ended March 31, 2010 and 2009, no one international country contributed more than 10% of the Company’s total revenue.
     As of March 31, 2010 and 2009, property and equipment at locations outside the United States was not material.
18. Fair Value Measurements
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
     The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of March 31, 2010:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$52,295	$—	$—	$52,295
U.S. agency notes	—	19,997	—	19,997
Restricted cash	1,088	—	—	1,088

Total cash equivalents and restricted cash	53,383	19,997	—	73,380

Short-term U.S. agency notes	—	108,000	—	108,000

Total assets	$53,383	$127,997	$—	$181,380

     Realized gains and losses from sales of the Company’s investments are included in “Other income” and unrealized gains and losses from available-for-sale securities are included as a separate component of equity unless the loss is determined to be other-than-temporary.
     The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2010.
19. Recent Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board, or FASB, ratified ASU 2009-13, Revenue Arrangements with Multiple Deliverables, which would modify the objective and reliable evidence of fair value threshold as it relates to assigning value to specific deliverables in a multiple element arrangement. This authoritative guidance would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple element arrangements and allocating arrangement consideration when neither VSOE nor acceptable third party evidence of the selling price of the undelivered element are available. Additionally, the FASB ratified ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which provides that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality should be considered non-software deliverables, and therefore, will no longer be within the scope of the revenue recognition guidance. Both FASB updates are required to be adopted in annual periods beginning after June 15, 2010. The Company is currently evaluating the effect that the adoption of both pieces of authoritative guidance may have on the Company’s consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
     This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:
•	our ability to attract and retain customers;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our financial performance;

•	our expectations regarding our revenue, cost of revenue and our related gross profit and gross margin;

•	our development activities and the emerging opportunities for our solutions;

•	our position in the session border control market;

•	the effect of the worldwide markets and related economic crisis on purchases of our products;

•	the expectations about our growth and acquisitions of new technologies;

•	the demand for and the growth of worldwide revenues for session border controllers;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufacturers;

•	the advantages of our technology as compared to that of our competitors;

•	our expectations regarding the realization of recorded deferred tax assets; and

•	our cash needs.
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
Overview
     Acme Packet, Inc. is the leading provider of session border controllers, or SBCs, that enable service providers, enterprises, government agencies and contact centers to deliver secure and high quality interactive communications—voice, video and other real-time multimedia sessions—across defined border points where internet protocol, or IP, networks connect, known as network borders. Our products support multiple applications in service provider, enterprise, government agencies and contact center networks; from voice over internet protocol, or VoIP, trunking to hosted enterprise and residential services to fixed mobile convergence. Our products satisfy critical security, service assurance and regulatory requirements in wireline, cable and wireless networks, and support multiple protocols and multiple border points. As of March 31, 2010, approximately 1,040 end user customers in 105 countries have deployed our products. We sell or license our products and support services through our direct sales force and 109 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.
     Our headquarters are located in Burlington, Massachusetts. We plan to relocate our headquarters to Bedford, Massachusetts in July 2010. We maintain sales offices in Madrid, Spain; Seoul, Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Croatia, Czech Republic, France, Germany, Hong Kong, India, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Russia, Singapore, South Africa, Sweden, Taiwan, Thailand and throughout the United States. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.
Industry Background
     Service providers traditionally have delivered voice and data services over two separate networks: the public switched telephone network, or PSTN, and the internet. The PSTN provides high reliability and security but is costly to operate and is limited in its ability to support high bandwidth video and other interactive multimedia services. The internet is capable of cost effectively transmitting any form of traffic that is IP-based, including interactive voice, video and data, but it transmits only on a best efforts basis, because all forms of traffic have the same priority. Therefore, the internet attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. Internet based services are also subject to disruptive and fraudulent behavior, including identity theft, viruses, unwanted and excessively large input data, known as SPAM, and the unauthorized use and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking.

     Service providers are migrating to a single IP network architecture to serve as the foundation for their next generation voice, video and data service offerings. Recently, an increasing number of enterprises, contact centers and government agencies have begun to migrate to a single IP network architecture as well. In order to provide secure and high quality interactive communications on a converged IP network, service providers and enterprises must be able to manage and integrate the communications flows that comprise communication sessions for applications such as interactive video and VoIP, which allows the routing of voice conversations over the internet.
     Prior to the advent of the SBC, IP network infrastructure equipment, such as softswitches, routers and data firewalls, was able to initiate and route undifferentiated data but lacked the ability to target specifically the management of interactive communication sessions. We believe that there is significant demand for SBCs that can facilitate the delivery of secure and high quality real-time interactive communications across all IP network borders. Infonetics Research, a market research and consulting firm specializing in networking and IP communications, projects that the cumulative worldwide addressable market opportunity for SBCs over the next 4 years from 2010 to 2013 will be $926 million and $742 million in the service provider market and enterprise markets, respectively.
     We see emerging opportunities for our solutions within large enterprises, contact centers, government agencies and wireless service providers. We believe that enterprise IP telephony, or IPT, is now mainstream, and that unified communications, or UC, or the integration of interactive voice, video, messaging and collaboration applications over IP, will soon follow. Both are critical components of enterprise information technology strategies to improve business agility, increase employee efficiency and responsiveness, build customer satisfaction and loyalty, and reduce overhead costs. We believe that these components are indispensable tools for success in a newly competitive global marketplace. The full-scale deployment of enterprise IPT has revealed deficiencies in network and security infrastructure originally deployed for data. Consequently, we believe that enterprises will likely be adding further controls to their IPT/UC infrastructure to improve its security, extend its application reach, meet service level commitments, optimize capital and minimize operating costs, and comply with relevant commercial and government regulations. Enterprises are deploying SBCs to successfully deliver network security, availability, and performance as well as to achieve control over the four key borders within their IPT/UC infrastructure, IP trunking, private network, internet, and hosted services interconnect borders. We believe that the majority of large enterprises today having already deployed IP private branch exchanges are about to rapidly embrace session initiation protocol, or SIP, trunking to reduce costs and set the foundation for enabling end to end IP communication.
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
Key Financial Highlights
     Some of our key financial highlights for the first quarter of 2010 include the following:
•	Total revenue was $51.1 million compared to $31.0 million in the same period of 2009.

•	Net income was $8.3 million compared to $2.8 million in the same period of 2009.

•	Earnings per share was $0.13 per share on a diluted basis compared to $0.05 per share on a diluted basis in the same period of 2009.

•	Cash provided by operating activities was $8.0 million compared to $11.0 million in the same period of 2009.
The Acme Packet Strategy
     Principal elements of our strategy include:
•	Continuing to satisfy the evolving border requirements of service providers, enterprises, government agencies and contact centers. Our SBC deployments in the fixed line, cable, mobile and over the top service providers, as well as in enterprises and contact centers, position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality.

•	Implementing new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs. We may acquire these new technologies through organic growth or through selective acquisitions.

•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•	Facilitating and promoting service interconnects among our customers. We intend to drive increased demand for our products by helping our customers to extend the reach of their services and, consequently, to increase the value of their services to their customers.

•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.
Factors That May Affect Future Performance
•	Global Macroeconomic Conditions. We believe that the capital budgets and spending initiatives of some of our core customers: service providers, enterprises, government agencies and contact centers, may be affected by current worldwide economic conditions. Our ability to generate revenue from these core customers is dependent on the status of such capital budgets.

•	Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the costs of manufacturing our hardware products and providing our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase and license systems with lower software content, this may have a negative impact on our revenue and gross margins.

•	Competition. The market for SBCs is competitive and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise markets, we expect competition to persist and intensify in the future as the SBC market grows. Our primary competitors generally consist of start-up vendors, such as Genband Inc., and more established network and component companies such as Cisco Systems, Inc. and Huawei Technologies Co., Ltd. We also compete with some of the companies with which we have distribution partnerships, such as Sonus Networks Inc., Telefonaktiebolaget LM Ericsson and Alcatel-Lucent. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the SBC market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including our distribution partners.

•	Evolution of the SBC Market. The market for SBCs is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement SBCs.

•	Research and Development. To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely manner, to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for SBCs is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position.

•	Managing Growth. We significantly expanded our operations in 2009 and the first three months of 2010. From January 1, 2009 through March 31, 2010, we increased the number of our employees and full time independent contractors by 24%, from 381 to 474. In connection with the acquisition of Covergence Inc., or Covergence, in April 2009, we added 39 employees. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.

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
     We generate maintenance, support and service revenue from (a) maintenance associated with software licenses, (b) technical support services for our software product, (c) hardware repair and maintenance services, (d) implementation, training and consulting services and (e) reimbursable travel and other out-of-pocket expenses.
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
Cost of Revenue
     Cost of product revenue consists primarily of (a) third party manufacturers’ fees for purchased materials and services, combined with our expenses for (b) salaries, wages and related benefits for our manufacturing personnel, (c) related overhead, (d) provision for inventory obsolescence, (e) amortization of intangible assets and (f) stock-based compensation. Amortization of intangible assets represents the amortization of developed technologies from our acquisition of Covergence.
     Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits for our support and service personnel (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) material costs consumed in the provision of services and (e) stock-based compensation.
Gross Profit
     Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the mix between product and service revenue, (d) new product introductions, (e) the mix of sales channels through which our products are sold, (f) the volume and costs of manufacturing our hardware products and (g) personnel and related costs for manufacturing, support and services.
Operating Expenses
     Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel related costs are the most significant component of each of these expense categories. During the period from March 31, 2009 through March 31, 2010, we increased the number of our employees and full time independent contractors by 23%, from 384 to 474, including the 39 employees we added through the acquisition of Covergence in April 2009. We expect to continue to hire new employees to support our expected growth.
     Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, (e) stock-based compensation and (f) other related overhead. Commissions are recorded as expense when earned by the employee. We expect sales and marketing expense to increase in absolute dollars as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will moderately increase as a percentage of total revenue in the future.
     Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing (e) stock-based compensation and (f) other related overhead. To date, all of the costs related to our research and development efforts have been expensed as incurred. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars. However, we anticipate that research and development expense will remain relatively consistent as a percentage of total revenue in the future.

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
Stock-Based Compensation
     Cost of revenue and operating expenses include stock-based compensation expense. We expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value. For the three months ended March 31, 2010 and 2009, we recorded expense of $3.5 million and $2.3 million, respectively, in connection with stock-based payment awards. Based on stock-based awards granted from 2006 through 2010, a future expense of non-vested options of $35.6 million is expected to be recognized over a weighted average period of 3.05 years.
Other Income (Expense), Net
     Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and investments. We historically have invested cash in high quality securities of a short duration and are not materially affect by fluctuations in interest rates. Other income (expense) also includes (losses) gains from foreign currency translation adjustments of our international activities. The functional currency of our international operations in Europe and Asia is the United States, or U.S., dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense).
Application of Critical Accounting Policies and Use of Estimates
     Our financial statements are prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the Securities and Exchange Commission, or SEC, on March 9, 2010.
Results of Operations
Comparison of Three Months Ended March 31, 2010 and 2009
Revenue

	Three Months Ended March 31,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$42,093	82%	$23,051	74%	$19,042	83%
Maintenance, support and service	8,957	18	7,936	26	1,021	13

Total revenue	$51,050	100%	$30,987	100%	$20,063	65%

Revenue by Geography:
United States and Canada	$29,317	57%	$17,106	55%	$12,211	71%
International	21,733	43	13,881	45	7,852	57

Total revenue	$51,050	100%	$30,987	100%	$20,063	65%

Revenue by Sales Channel:
Direct	$25,779	50%	$10,229	33%	$15,550	152%
Indirect	25,271	50	20,758	67	4,513	22

Total revenue	$51,050	100%	$30,987	100%	$20,063	65%

     The $19.0 million increase in product revenue was primarily due to an increase in the number of systems revenue in the three months ended March 31, 2010 as compared to same period in 2009, reflecting a significant increase in our customer base, coupled with an increase in the average selling price of our systems due to changes in both our product software configuration mix, including software upgrades, and the mix of system platforms purchased by our customers. The product configuration, which reflects the mix of session capacity and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to our direct sales channel; however our indirect sales channel contributed as well. This growth reflects the continued migration to a single IP network architecture. Direct product revenues increased $15.3 million, primarily due to a $14.1 million increase attributable to customers in the United States and Canada, and to a lesser extent, an increase of $1.2 million in direct product revenues generated by our international customers. Indirect product revenues increased $3.7 million primarily due to a $6.3 million increase attributable to our international customers, partially offset by a decrease of $2.6 million in indirect product revenues related to our customers in the United States and Canada.
     Maintenance, support and service revenue increased by $1.0 million primarily due to increases in maintenance and support fees associated with the growth in our installed product base.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2010		2009
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$7,549	18%	$5,232	23%	$2,317	44%
Maintenance, support and service	2,268	25	923	12	1,345	146

Total cost of revenue	$9,817	19%	$6,155	20%	$3,662	60%

Gross Profit:
Product	$34,544	82%	$17,819	77%	$16,725	94%
Maintenance, support and service	6,689	75	7,013	88	(324)	(5)

Total gross profit	$41,233	81%	$24,832	80%	$16,401	66%

     The $2.3 million increase in cost of product revenue was primarily due to (a) a $1.5 million increase in direct product costs resulting from an increase in the number of systems sold in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, (b) a $379,000 increase in amortization of developed technology acquired in the acquisition of Covergence (c) a $142,000 increase in salaries, wages and related benefits, (d) a $99,000 increase in manufacturing supplies, (e) a $92,000 increase in depreciation expense, (f) a $66,000 increase in freight costs and (g) a $42,000 increase in stock-based compensation expense. These increases were partially offset by a $38,000 decrease in costs associated with amounts reserved against inventory deemed to be obsolete. The balance was primarily due to increased overhead and other manufacturing related costs.
     The $1.3 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $574,000 increase in the reserve for warranty repairs and product costs associated with performance of our maintenance obligations, (b) a $534,000 increase in salaries and related benefits corresponding to a 67% increase in employee headcount for our support and services organization to support our rapidly growing customer base, (c) a $137,000 increase in third party services, (d) a $107,000 increase in stock-based compensation expense and (e) a $77,000 increase in travel expense.
     Product gross margin increased 5 percent primarily due to an increase in the number of units sold in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, which resulted in fixed manufacturing costs being absorbed by a higher product volume base. An increase in the average selling price of systems sold and a decrease in the average cost per unit in the three months ended March 31, 2010 due to product platform mix was also a factor.

     Gross margin on maintenance, support and service revenue decreased 13 percent, due primarily to an increase in salaries and related benefits corresponding to a 67% increase in employee headcount for our support and services organization to support our rapidly growing customer base without a corresponding increase in maintenance, support and service revenue, which resulted in maintenance, support and service costs being absorbed by a lower revenue base. The increase in reserve for warranty repairs and product costs associated with performance of our maintenance obligations was also a factor.
     We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent for the foreseeable future.
Operating Expenses

	Three Months Ended March 31,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$16,427	32%	$11,336	37%	$5,091	45%
Research and development	8,693	17	6,164	20	2,529	41
General and administrative	3,284	7	3,133	10	151	5

Total operating expenses	$28,404	56%	$20,633	67%	$7,771	38%

     The $5.1 million increase in sales and marketing expense was primarily due to (a) a $3.5 million increase in salaries, bonuses and other benefits associated with a 19% increase in the number of sales and marketing personnel, the majority of which resulted from the acquisition of Covergence in April 2009, as well as an increase in commission expense related to the significant increase in revenue in the first quarter of 2010, (b) a $470,000 increase in stock-based compensation expense, (c) a $373,000 increase in depreciation and amortization expense due to capital expenditures for evaluation systems, (d) a $186,000 increase in facility costs related to a larger sales office in Madrid, Spain, (e) a $127,000 increase in travel expenses, (f) a $96,000 increase in expenditures associated with marketing programs, including trade shows, and (g) a $47,000 increase in outside consulting services. The balance was primarily due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. We anticipate that sales and marketing expense will modestly increase as a percentage of total revenue for the foreseeable future.
     The $2.5 million increase in research and development expense was primarily due to (a) a $1.6 million increase in salaries, bonuses and other benefits associated with a 26% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, the majority of which were associated with the acquisition of Covergence in April 2009, (b) a $430,000 increase in stock-based compensation expense, (c) a $186,000 increase in outside consulting services, (d) a $163,000 increased facility costs and (e) a $84,000 increase in depreciation and amortization expense due to capital expenditures for lab and other engineering equipment. The balance was primarily due to increased overhead associated with increases in research and development personnel. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.
     The $151,000 increase in general and administrative expense was primarily due to (a) a $261,000 increase in salaries, bonuses and other benefits associated with an 11% increase in the number of employees and increased bonuses resulting from our overall financial performance in the first quarter of 2010, (b) a $163,000 increase in stock-based compensation expense, (c) a $46,000 increase in computer supplies and software costs, (d) a $32,000 increase in travel expenses and (e) a $28,000 increase in facility costs. These increases were partially offset by (a) a $202,000 decrease in legal, accounting and professional fees, (b) a $141,000 decrease in bad debt expense and (c) a $60,000 decrease in third party consulting services. The remainder of the difference was related to a net increase in other miscellaneous general and administrative expenses. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations and investor relations expense. However, we expect general and administrative expense will decrease as a percentage of total revenue for the foreseeable future.

Operating and Other Income

	Three Months Ended March 31,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$12,829	25%	$4,199	14%	$8,630	206%
Interest income	105	—	115	—	(10)	(9)
Other expense	(116)	—	(49)	—	(67)	137

Income before provision for income taxes	12,818	25	4,265	14	8,553	201
Provision for income taxes	4,485	9	1,507	5	2,978	198

Net income	$8,333	16%	$2,758	9%	$5,575	202%

     Interest income consisted of interest income generated from the investment of our cash balances. The decrease in interest income was primarily due to lower average interest rates partially offset by an increase in the average cash balance in the three months ended March 31, 2010.
     Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The increase in other expense was primarily due to fluctuations in the value of the Euro and British Pound.
     Our effective tax rate was approximately 35% for each of the three months ended March 31, 2010 and 2009. We currently expect to realize recorded net deferred tax assets as of March 31, 2010 of $17.2 million. Our conclusion that these assets will be recovered is based upon the expectation that our current and future earnings will provide sufficient taxable income to realize the recorded tax assets. The realization of our net deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded net deferred tax asset would not be realizable. Approximately $7.1 million of the deferred tax assets recorded as of March 31, 2010 is attributable to benefits associated with stock-based compensation charges. In accordance with the guidance in Accounting Standards Codification, ASC, 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.
Liquidity and Capital Resources
Resources
     Since 2005, we have funded our operations primarily due to the growth in our operating cash flows. In October 2006, we completed an initial public offering, or IPO, of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. To date we have not used nor designated any of the proceeds from our IPO.
     Key measures of our liquidity are as follows:

		As of and
	As of and for	for the
	the Three	Year
	Months Ended	Ended
	March 31,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$ 80,570	$ 90,471
Short-term and long-term investments	108,000	84,516
Accounts receivable, net	29,540	25,604
Working capital	187,460	123,452
Cash provided by operating activities	7,973	45,146
Cash used in investing activities	(26,641)	(84,156)
Cash provided by financing activities	8,767	3,758
     Cash, cash equivalents, short-term and long-term investments. Our cash and cash equivalents at March 31, 2010 were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. Our short-term and long-term investments consist of high quality government treasuries and bonds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.1 million at March 31, 2010 and December 31, 2009, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters in Burlington, Massachusetts, our sales office in Madrid, Spain as well as our new corporate headquarters in Bedford, Massachusetts to which we will relocate in July 2010.
     Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 52 days at March 31, 2010 and 56 days at December 31, 2009. The decrease in DSO at March 31, 2010 was primarily due to the receipt of cash on product orders prior to their recognition as revenue during the three months ended March 31, 2010.

     Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provision for bad debts, stock-based compensation, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2010 was $8.0 million and consisted of (a) $8.3 million of net income, (b) non-cash adjustments of $3.7 million (consisting primarily of $3.5 million of stock-based compensation expense, $1.9 million of depreciation and amortization expense, $378,000 of amortization of the premium/discount on investments and a $181,000 increase for the bad debts provision, partially offset by $2.4 million related to the tax savings from the exercise, by employees, of stock options), and (c) $4.1 million used in working capital and other activities. Cash used in working capital and other activities primarily reflected increases of $4.1 million in accounts receivables, $1.3 million in other assets, $804,000 in inventory and a $411,000 decrease in accounts payable, partially offset by a decrease of $1.1 million in deferred product costs, an increase $1.6 million in accrued expenses and other current liabilities and a $12,000 increase in deferred revenue.
     Investing activities. Cash used in investing activities in the three months ended March 31, 2010 was $26.6 million, which included $46.4 million in purchases of marketable securities, $2.8 million in purchases of property and equipment, all of which were partially offset by the receipt of $22.5 million in proceeds from sales and maturities of marketable securities.
     Financing activities. Net cash provided by financing activities included proceeds from the exercise of common stock options in the amount of $6.4 million during the three months ended March 31, 2010 and $2.4 million of excess tax benefits from the exercise of stock options.
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
Requirements
     Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, and other general purposes to support our growth. Our capital expenditures totaled $2.8 million in the three months ended March 31, 2010. We expect to spend an additional $5.0 — $6.0 million in capital expenditures in the remainder of 2010, excluding any investment related to the relocation and expansion of our headquarters in July 2010.
     Contractual obligations and requirements. Our only significant contractual obligations relate to the lease of our corporate headquarters in Burlington, Massachusetts which expires in July 2010, our future facility in Bedford, Massachusetts which we will be relocating to in July 2010 and our office facilities in Madrid, Spain.
     On December 10, 2009 we entered into a lease dated as of November 23, 2009 with MSCP Crosby, LLC to secure office space for our future corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts. The commencement date for occupancy under the lease is June 1, 2010. The lease for our current corporate headquarters at 71 Third Ave., Burlington, Massachusetts expires on July 31, 2010.
     The lease for our future corporate headquarters provides for the rental of 123,788 square feet of space and has an initial term of six years and six months. We can, subject to certain conditions, extend this term for an additional period of five years. We are not required to pay any rent for the first six months of the initial lease term. Thereafter, the annual rent will be $2.4 million, or approximately $201,156 per month. The total base rent payable in the initial lease term is $14.5 million.
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

     In connection with the signing of the lease for our future headquarters, we have deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of approximately $603,000.
     The following table sets forth our commitments to settle contractual obligations in cash after March 31, 2010:

		1 year or			More than 5
	Total	less	2-3 years	4-5 years	years
	(in thousands)
Operating leases	$15,069	$763	$4,852	$4,828	$4,626
Off-Balance-Sheet Arrangements
     As of March 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of March 31, 2010, our foreign exchange exposure would have fluctuated by approximately $50,000.
Interest Rate Risk
     At March 31, 2010, we had unrestricted cash, cash equivalents and short-term investments totaling $188.6 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital requirements. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
Item 4. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks discussed below, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our most recent Annual Report on Form 10-K, some of which are updated below. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 15 of this Quarterly Report on Form 10-Q.
Risks Relating to Our Business
We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.
     As of March 31, 2010, we had 109 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 50% and 67% of our total revenue in the three months ended March 31, 2010 and 2009, respectively, while three and two distribution partners accounted for 39% and 31% of our total accounts receivable as of March 31, 2010 and December 31, 2009, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. For example, one of our distribution partners entered into bankruptcy proceedings in January 2009, which caused us to increase our allowance for doubtful accounts as of December 31, 2008. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase session border controllers, or SBCs, from our competitors rather than from us. Under our contracts with our distribution partners, they generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.
     Moreover, if we are unable to leverage our sales, support and services resources through our distribution partner relationships, we may need to hire and train additional qualified sales, support and services personnel. We cannot be assured, however, that we will be able to hire additional qualified sales, support and services personnel in these circumstances and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales, support and services personnel, we will incur additional costs and our operating results, including our gross margin, which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.
     We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, one customer accounted for 14% of our total revenue in the three months ended March 31, 2010, and two such customers accounted for 43% of our total revenue in the three months ended March 31, 2009. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.
     We continued to expand our operations in 2009 and the first three months of 2010. For example, during the period from December 31, 2008 through March 31, 2010, we increased the number of our employees and full-time independent contractors by 24%, from 381 to 474. We have also increased the number of our employees and full-time independent contractors located outside the United States in multiple countries and as a result we are required to comply with varying local employment and tax laws for each of these new locations. In connection with the acquisition of Covergence, we added 39 employees in April 2009. In addition, our total operating expenses increased by 53% in 2007, 18% in 2008, 23% in 2009, and for the three months ended March 31, 2010 were 38% higher than for the three months ended March 31, 2009. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, domestically and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.
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
Over the long term we intend to increase our investment in engineering, sales, service, manufacturing and administration activities, and these investments may achieve delayed or lower than expected benefits, which could harm our operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities
     None.
(b) Use of Proceeds from Public Offering of Common Stock
     In October 2006, we completed an initial public offering, or IPO, of common stock pursuant to a registration statement on Form S-1 (Registration No. 333-134683) which the SEC declared effective on October 12, 2006. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 9,721,179 shares of our common stock, and another 3,474,528 shares of our common stock sold by selling stockholders. The offering did not terminate until after the sale of all of the shares registered in the registration statement. We sold and issued 9,721,179 shares of our common stock, including 1,721,179 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. The managing underwriters for the offering were Goldman, Sachs & Co., Credit Suisse, JPMorgan and Think Equity Partners LLC.
     We raised a total of $92.4 million in gross proceeds from the IPO, or approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.7 million. None of our net proceeds from the IPO have been utilized to support business operations. Pending such application, we have invested the remaining net proceeds in money-market mutual funds and United States agency notes, in accordance with our investment policy. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Removed and Reserved.
Item 5. Other Information.

     None.
Item 6. Exhibits.
The following is an index of the exhibits included in this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (Commission File No. 001-33041)).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683)).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on December 11, 2007 (Commission File No. 001-33041)).

10.1	Form of Non Statutory Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2010 (Commission File No. 001-33041))

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC. (Registrant)
Date: April 30, 2010	By:	/s/ Andrew D. Ory
Andrew D. Ory
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer (Principal Financial Officer)