Form 10-Q
period 2010-06-30
ACME PACKET INC
filed 2010-07-29
CIK 1130258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-33041
ACME PACKET, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3526641 (I.R.S. Employer Identification No.)
100 Crosby Drive
Bedford, MA 01730
(Address of principal executive offices) (zip code)
(781) 328-4400
(Registrant’s telephone number, including area code)
71 Third Avenue
Burlington, MA 01803
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2010: 62,309,040

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements
ACME PACKET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$90,533	$90,471
Short-term investments	126,796	39,990
Accounts receivable, net of allowance of $1,256 and $1,311, respectively	27,488	25,604
Inventory	5,855	4,372
Deferred product costs	3,172	3,400
Deferred tax asset	1,567	1,567
Other current assets	7,232	2,710

Total current assets	262,643	168,114

Long-term investments	—	44,526
Property and equipment, net	12,812	6,437
Intangible assets, net of accumulated amortization of $1,576 and $706, respectively	10,358	11,228
Restricted cash	755	755
Deferred tax asset, net	15,622	15,622
Other assets	28	44

Total assets	$302,218	$246,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,749	$3,895
Accrued expenses and other current liabilities	10,793	9,261
Deferred revenue	31,762	31,506

Total current liabilities	46,304	44,662

Deferred rent, net of current portion	2,409	—

Deferred revenue, net of current portion	1,614	1,841

Contingencies (Note 15)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding - 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 69,031,808 and 65,459,593 shares, respectively	69	65
Additional paid-in capital	222,434	188,871
Treasury stock, at cost — 6,756,693 and 6,756,687 shares, respectively	(37,522)	(37,522)
Accumulated other comprehensive income (loss)	37	(2)
Retained earnings	66,873	48,811

Total stockholders’ equity	251,891	200,223

Total liabilities and stockholders’ equity	$302,218	$246,726

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Product	$42,031	$24,243	$ 84,124	$47,294
Maintenance, support and service	11,305	8,618	20,262	16,554

Total revenue	53,336	32,861	104,386	63,848

Cost of revenue (1):
Product	7,434	4,870	14,983	10,102
Maintenance, support and service	2,140	1,207	4,408	2,130

Total cost of revenue	9,574	6,077	19,391	12,232

Gross profit	43,762	26,784	84,995	51,616

Operating expenses (1):
Sales and marketing	16,623	12,608	33,050	23,944
Research and development	8,646	7,078	17,339	13,242
General and administrative	3,595	3,288	6,879	6,421
Merger and integration-related costs	—	1,102	—	1,102

Total operating expenses	28,864	24,076	57,268	44,709

Income from operations	14,898	2,708	27,727	6,907

Other income (expense):
Interest income	135	50	240	165
Other income (expense)	41	6	(75)	(43)

Total other income, net	176	56	165	122

Income before provision for income taxes	15,074	2,764	27,892	7,029
Provision for income taxes	5,345	1,071	9,830	2,578

Net income	$ 9,729	$ 1,693	$ 18,062	$ 4,451

Net income per share (Note 13):
Basic	$ 0.16	$ 0.03	$ 0.30	$ 0.08
Diluted	$ 0.14	$ 0.03	$ 0.27	$ 0.07

Weighted average number of common shares used in the calculation of net income per share:
Basic	61,488,059	59,941,547	60,659,321	55,849,118
Diluted	67,184,884	61,418,408	66,118,943	59,817,024

(1)	Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$187	$130	$355	$256
Cost of maintenance, support, and service revenue	230	140	458	261
Sales and marketing	1,777	1,190	3,333	2,276
Research and development	1,149	885	2,297	1,603
General and administrative	493	268	914	526
See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income	$18,062	$4,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,891	2,102
Amortization of intangible assets	870	158
(Recovery of) provision for bad debts	(61)	451
Amortization of premium/discount on investments	874	—
Impairment of fixed assets	—	94
Stock-based compensation expense	7,357	4,922
Excess tax benefit related to exercise of stock options	(11,690)	(528)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,823)	7,486
Inventory	(1,483)	(156)
Deferred product costs	228	(262)
Other assets	166	(707)
Accounts payable	(146)	(1,016)
Accrued expenses and other current liabilities	7,760	436
Deferred revenue	29	7,766

Net cash provided by operating activities	23,034	25,197

Investing activities
Purchases of property and equipment	(6,067)	(2,337)
Purchases of marketable securities	(83,101)	—
Proceeds from sale and maturities of marketable securities	39,986	—
Cash received from the acquisition, net	—	5,965
Decrease in other assets	—	(127)

Net cash (used in) provided by investing activities	(49,182)	3,501

Financing activities
Proceeds from exercise of stock options	14,520	674
Excess tax benefit related to exercise of stock options	11,690	528

Net cash provided by financing activities	26,210	1,202

Net increase in cash and cash equivalents	62	29,900
Cash and cash equivalents at beginning of period	90,471	125,723

Cash and cash equivalents at end of period	$90,533	$155,623

Supplemental disclosure of noncash investing and operating activities:
Capital additions as a result of lease incentives	$3,199	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share, restricted stock unit and per share data)
1. Business Description and Basis of Presentation
Business Description
     Acme Packet, Inc., or the Company, is a leading provider in session border control solutions which enable the delivery of trusted, first-class interactive communications — voice, video and multimedia sessions — and data services across internet protocol, or IP, network borders.
     Session border control is a service delivery architecture encompassing many different product categories. The Company’s Net-Net product family of session border controllers, session-aware load balancers, session routing proxies and multiservice security gateways supports multiple applications in enterprise networks and fixed line, mobile, over-the-top and application service provider networks. These applications range from voice over IP, or VoIP, trunking to hosted enterprise and residential services to fixed-mobile convergence. The Company’s products satisfy critical security, service assurance and regulatory requirements in these networks.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2010, statements of income for the three and six months ended June 30, 2010 and 2009 and statements of cash flows for the six months ended June 30, 2010 and 2009. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.
     As of June 30, 2010, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed.
2. Significant Estimates and Assumptions
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.
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
     Although the Company regularly reassesses the assumptions underlying these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.
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
3. Business Combination
     On April 30, 2009, the Company acquired Covergence Inc, or Covergence, an emerging, innovative provider of software-based session border controllers for delivering VoIP/IP telephony, unified communications and service-orientated architecture applications within global 1000 enterprises. The aggregate purchase price was $22,846, consisting of 2,874,383 shares of the Company’s common stock, valued at approximately $22,248, $20 in cash payments to the stockholders of Covergence and the payment of withholding taxes for the former Chief Executive Officer of Covergence of approximately $578. The Company incurred $58 of issuance costs associated with the registration of the common stock issued which has been recorded as a reduction to the purchase price.
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
     Finite-lived intangible assets consist of the following:

	Estimated	Gross
	Useful Life	Carrying	Accumulated Amortization as of
Description	(in years)	Value	June 30, 2010	December 31, 2009
Developed technology	7.7	$7,089	$1,343	$585
Patents	15.7	850	53	23
Customer relationships	9.7	798	97	55
Trademarks and trade names	14.7	461	31	13
Internal use software	3.0	119	52	30

Total		$9,317	$1,576	$706

     Amortization expense related to intangible assets for the three and six months ended June 30, 2010 was $435 and $870, respectively. Amortization expense related to intangible assets for the three and six months ended June 30, 2009 was $158.
     The estimated remaining amortization expense for the remainder of 2010 and for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2010	$866
2011	1,461
2012	1,404
2013	1,099
2014	930
2015 and thereafter	1,981

Total	$7,741

     In connection with the acquisition of Covergence, $2,617 of the intangible assets acquired relate to in-process research and development assets. These in-process research and development assets primarily represent ongoing development work associated with enhancements to existing products, as well as the development of next generation session border controllers and session managers.
     The Company periodically evaluates these in-process research and development assets to determine if any projects have been completed. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be incurred in the period in which the impairment occurs. These intangible assets will be tested for impairment on an annual basis, or earlier if impairment indicators are present. To date, no projects have been completed and no projects have been impaired.
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
     Maintenance and support services include telephone support, return and repair services, and unspecified rights to product upgrades and enhancements, and are recognized ratably over the term of the service period which is generally twelve months. Maintenance and support revenue is generally deferred until the related product has been accepted and all other revenue recognition criteria have been met.
     Professional services and training revenue is recognized when the related service has been performed.
     The Company’s products and services are sold indirectly by its distribution partners and directly by the Company’s sales force. Revenue generated through arrangements with distribution partners is recognized when the above criteria are met and generally when the distribution partner has an order from an end user customer. The Company generally does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.
     The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue were not material for the three and six months ended June 30, 2010 and 2009, respectively.
     The Company included approximately $259 and $179 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended June 30, 2010 and 2009, respectively. The Company included approximately $403 and $339 of out-of-pocket expenses in service revenue and cost of service revenue in the six months ended June 30, 2010 and 2009, respectively.
6. Cash, Cash Equivalents, Short-Term and Long-Term Investments and Restricted Cash
Cash, Cash Equivalents, Short-term and Long-term Investments
     Securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. Securities for which it is not the Company’s intent to hold to maturity are classified as either available-for-sale or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains or losses excluded from earnings and reported in a separate component of stockholders’ equity, while other than temporary gains or losses are included in earnings. Trading securities are reported at fair value, with unrealized gains or losses included in earnings. The Company considers all highly liquid investments with original maturities of ninety days or less at the time of purchase to be cash equivalents, and investments with original maturities of between ninety-one days and one year to be short-term investments. Investments with maturities in excess of one year from the balance sheet date are classified as long-term, except for available-for-sale securities, which are all classified as short-term. All securities are classified as either held-to-maturity or available-for-sale securities as of June 30, 2010 and December 31, 2009.
     Cash, cash equivalents, short-term and long-term investments as of June 30, 2010 and December 31, 2009 consist of the following:

	As of June 30, 2010
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$8,803	$8,803	$8,803
Money market funds	Demand	71,730	71,730	71,730
U.S. agency notes	22 days	10,000	10,000	10,000

Total cash and cash equivalents		$90,533	$90,533	$90,533

U.S. agency notes — available-for-sale	49 — 390 days	$57,152	$57,187	$57,187
U.S. agency notes — held-to-maturity	43 — 255 days	69,609	69,625	69,609

Total short-term marketable securities		$126,761	$126,812	$126,796

	As of December 31, 2009
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$8,789	$8,789	$8,789
Money market funds	Demand	81,682	81,682	81,682

Total cash and cash equivalents		$90,471	$90,471	$90,471

U.S. agency notes — available-for-sale	263—346 days	4,985	4,983	4,983
U.S. agency notes — held-to-maturity	42—346 days	$35,007	$35,028	$35,007

Total short-term marketable securities		$39,992	$40,011	$39,990

U.S. agency notes — held-to-maturity	375—435 days	$44,526	$44,385	$44,526

Total long-term marketable securities		$44,526	$44,385	$44,526

     To date, realized gains or losses from the sale of cash equivalents or short-term or long-term investments have been immaterial.
Restricted Cash
     As of June 30, 2010 and December 31, 2009, the Company had restricted cash in the amount of $1,088 as collateral related to its facility leases. The Company’s restrictions with respect to $250 expires in July 2010 for the Burlington, Massachusetts leases, $83 and $152 expires in July 2010 and July 2011, respectively, for the Madrid, Spain lease, and $603 expires in November 2016 for the Bedford, Massachusetts lease.
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
8. Property and Equipment
     Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease
     Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

     Property and equipment consists of the following:

	June 30,	December 31,
	2010	2009
Computer hardware and software	$7,950	$6,441
Furniture and fixtures	1,596	1,560
Office and engineering equipment	9,318	8,687
Evaluation systems	6,239	4,408
Leasehold improvements	1,288	1,287
Construction in progress	5,335	77

	31,726	22,460
Less accumulated depreciation and amortization	(18,914)	(16,023)

Property and equipment, net	$12,812	$6,437

     Depreciation and amortization expense was $1,473 and $1,175 for the three months ended June 30, 2010 and 2009, respectively, and $2,891 and $2,102 for the six months ended June 30, 2010 and 2009, respectively.
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
     During the three and six months ended June 30, 2009, the Company recognized impairment losses on its evaluation systems of $94. No impairment losses were recognized during the three and six months ended June 30, 2010.
     In connection with a new lease for the Company’s corporate headquarters, the lessor agreed to make certain tenant improvements that represent a lease incentive. The value of the lease invective has been recorded as deferred rent and property and equipment and will be recognized in the Company’s income statement over the life of the lease.
9. Concentrations of Credit Risk and Off-Balance-Sheet Risk
     The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other international hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, cash equivalents and short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers both at the inception of the business relationship and on an ongoing basis. The Company does not require collateral from its customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
     The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Customer A	13%	13%	10%	19%
Customer B	12	14	11	16
Customer C	10	*	*	*

*	Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as follows:

	June 30,	December 31,
	2010	2009
Customer A	23%	16%
Customer B	13	15
10. Product Warranties
     Substantially all of the Company’s products are covered by a standard warranty of ninety days for software and one year for hardware. In the event of a failure of hardware product or software covered by this warranty, the Company must repair or replace the software or hardware product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which supersede its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts, but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty allowance and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty allowance are not indicative of future requirements, additional or reduced warranty reserves may be required.
     The following is a summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2010:

Balance at December 31, 2009	$140
Provision for warranty costs	456
Uses/Reductions	(395)

Balance at June 30, 2010	$201

11. Stock-Based Compensation
     The Company recorded stock-based compensation expense of $3,836 and $2,613 for the three months ended June 30, 2010 and 2009, respectively, and $7,357 and $4,922 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $37,389 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.90 years.
     The following is a summary of the status of the Company’s stock options as of June 30, 2010 and the stock option activity for all stock option plans during the six months ended June 30, 2010:

			Weighted	Weighted
			Average	Average
			Exercise	Remaining	Aggregate
	Number of	Exercise Price	Price Per	Contractual	Intrinsic
	Shares	Per Share	Share	Life (Years)	Value(1)
Outstanding at December 31, 2009	12,236,695	$0.20 — 16.86	$5.43
Granted	3,038,500	13.04 — 27.60	15.50
Canceled	(80,958)	4.35 — 27.60	12.45
Exercised	(3,422,139)	0.20 — 16.86	4.24		$67,222

Outstanding at June 30, 2010	11,772,098	0.20 — 27.60	8.33	5.71	$218,575

Exercisable at June 30, 2010	3,937,801	0.20 — 16.86	4.33	5.16	$88,802

Vested or expected to vest at June 30, 2010 (2)	10,487,753	0.20 — 27.60	8.14	5.69	$196,707

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2010 of $26.88, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of June 30, 2010 plus the number of unvested options expected to vest as of June 30, 2010, based on the unvested options outstanding at June 30, 2010, adjusted for an estimated forfeiture rate.
     The Company has entered into restricted stock unit agreements with certain of its employees. Under the terms of the agreements, the Company grants restricted stock units, or RSUs, to its employees pursuant to the 2006 Equity Incentive Plan. Vesting occurs periodically at specified time intervals, ranging from one to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the Company’s unvested RSUs outstanding at June 30, 2010 and the changes during the six months then ended, is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested at December 31, 2009	385,818	$6.00
Granted	238,000	13.04
Vested	(154,817)	6.47
Forfeited	(47,500)	7.58

Unvested at June 30, 2010	421,501	9.63

12. Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is presented separately on the balance sheet as required, and relates to unrealized gains on the Company’s available-for-sale securities.
     Comprehensive income for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$9,729	$1,693	$18,062	$4,451
Unrealized gain on available-for-sale securities	51	—	37	—

Comprehensive income	$9,780	$1,693	$18,099	$4,451

     Other comprehensive income consists entirely of unrealized gains on available for sale securities at June 30, 2010 and December 31, 2009.
13. Net Income Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average number of shares of common stock	61,488,059	56,942,747	60,659,321	55,851,571
Less: Weighted-average number of unvested restricted common shares outstanding	—	(1,200)	—	(2,453)

Weighted-average number of common shares used in calculating basic net income per share	61,488,059	56,941,547	60,659,321	55,849,118
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	5,504,607	4,390,512	5,261,364	3,894,349
Weighted-average number of unvested restricted common shares outstanding	—	1,088	—	2,183
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	192,218	85,261	198,258	71,374

Weighted-average number of common shares used in computing diluted net income per share	67,184,884	61,418,408	66,118,943	59,817,024

     In the computation of the diluted weighted average number of common shares outstanding, 394,011 and 5,183,171 weighted average common share equivalents underlying outstanding stock options have been excluded from the computation during the three months ended June 30, 2010 and 2009, respectively, and 337,399 and 7,150,767 during the six months ended June 30, 2010 and June 30, 2009, respectively, as their effect would have been antidilutive.
14. Income Taxes
     For the three months ended June 30, 2010 and 2009, the Company’s effective income tax rate was approximately 35% and 39% respectively, and for the six months ended June 30, 2010 and 2009, the Company’s effective income tax rate was approximately 35% and 37%, respectively. As of June 30, 2010, the Company currently expects to realize recorded net deferred tax assets of $17,189. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s net deferred tax asset cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. Approximately $7,085 of the deferred tax asset recorded as of June 30, 2010 was attributable to benefits associated with stock-based compensation charges. In accordance with the provision of Accounting Standards Codification, or ASC, 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.
15. Contingencies
Litigation
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2010 and December 31, 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
Other
     Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.
16. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
Accrued compensation and related benefits	$5,705	$6,080
Accrued sales and use taxes	1,453	1,183
Accrued warranty	201	140
Deferred rent	976	96
Other accrued liabilities	2,458	1,762

Total	$10,793	$9,261

17. Segment Information
Geographic Data
     Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States and Canada	$35,363	$17,811	$64,680	$34,917
International	17,973	15,050	39,706	28,931

Total	$53,336	$32,861	$104,386	$63,848

     During the three and six months ended June 30, 2010 and 2009, no one international country contributed more than 10% of the Company’s total revenue.
     As of June 30, 2010 and 2009, property and equipment at locations outside the United States was not material.
18. Fair Value Measurements
     Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market corroborated inputs; and

•	Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.
     The valuation techniques that may be used to measure fair value are as follows:
•	Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option pricing models and excess earnings method; and

•	Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

     The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of June 30, 2010:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$71,730	$—	$—	$71,730
U.S. agency notes	—	10,000	—	10,000
Restricted cash	1,088	—	—	1,088

Total cash equivalents and restricted cash	72,818	10,000	—	82,818

Short-term U.S. agency notes	—	126,796	—	126,796

Total assets	$72,818	$136,796	$—	$209,614

     Realized gains and losses from sales of the Company’s investments are included in “Other income” and unrealized gains and losses from available-for-sale securities are included as a separate component of equity unless the loss is determined to be other-than-temporary.
     The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three and six months ended June 30, 2010.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Cautionary Statement
     This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:
•	our ability to attract and retain customers;
•	our ability to retain and hire necessary employees and appropriately staff our operations;
•	our financial performance;
•	our expectations regarding our revenue, cost of revenue and our related gross profit and gross margin;
•	our development activities, expansion of our product offerings and the emerging opportunities for our solutions;
•	our position in the session border control market;
•	the effect of the worldwide markets and related economic crisis on purchases of our products;
•	the expectations about our growth and acquisitions of new technologies;
•	the demand for and the growth of worldwide revenues for session border controllers;
•	the benefit of our products, services, or programs;
•	our ability to establish and maintain relationships with key partners and contract manufacturers;
•	the advantages of our technology as compared to that of our competitors;
•	our expectations regarding the realization of recorded deferred tax assets; and
•	our cash needs.
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
Company Background
     We are a leading provider in session border control solutions which enable the delivery of trusted, first-class interactive communications — voice, video and multimedia sessions — and data services across internet protocol, or IP, network borders.
     We were incorporated in the State of Delaware on August 3, 2000. We relocated our headquarters to Bedford, Massachusetts from Burlington, Massachusetts in July 2010. We maintain sales offices in Madrid, Spain; Seoul, Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Russia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the United States. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.

     As of June 30, 2010, approximately 1,105 end user customers in 105 countries have deployed our products. We sell or license our products and support services through our direct sales force and 111 distribution partners, including many of the largest network and IP communications equipment vendors throughout the world.
Industry Background
     Service providers traditionally have delivered voice and data services over two separate networks: the public switched telephone network, or PSTN, and the internet. The PSTN provides high reliability and security but is costly to operate and is limited in its ability to support high bandwidth video and other interactive multimedia services. The internet is capable of cost effectively transmitting any form of traffic that is IP-based, including interactive voice, video and data, but it transmits traffic only on a best efforts basis, because all forms of traffic have the same priority. Therefore, the internet attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. Internet based services are also subject to disruptive and fraudulent behavior, including identity theft, viruses, unwanted and excessively large input data, known as SPAM, and the unauthorized use and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking.
     Service providers are migrating to a single IP network architecture to serve as the foundation for their next generation voice, video, multimedia and data service offerings. Recently, an increasing number of enterprises, including contact centers and government agencies have begun to migrate to a single IP network architecture as well. In order to provide secure and high quality interactive communications on a converged IP network, service providers and enterprises must be able to control the communications flows that comprise communication sessions.
Acme Packet Solutions
     Our session border control solutions provide controls in five areas that are required for the following applications and services:
•	Security — Our products protect themselves, softswitches, IP private branch exchanges, or IP PBXes, unified communication, or UC, servers and other service delivery infrastructure elements, as well as customer networks, systems and relationships. They protect customer networks and session privacy, and provide denial of service, or DoS/DDoS, protection from malicious attacks and non-malicious overloads.
•	Service and application reach maximization — Our products extend the reach of interactive communications by enabling interoperability to maximize the different types of networks and devices supported. Support is provided for enabling sessions to traverse existing data firewall/network address translation, or NAT, devices, bridging private networks using overlapping IP addresses and virtual private networks, or VPNs, mediating between different signaling, transport and encryption protocols, converting between incompatible codecs, and translating signaling-layer telephone numbers, addresses and response codes.
•	Service level agreement assurance — Our products play a critical role in assuring session capacity and quality. They perform admission control to ensure that both the network and service infrastructure has the capacity to support a session with high quality. Session border controllers, or SBCs, also monitor and report actual session quality to determine compliance with performance specifications set forth in service level agreements between service providers and enterprises, and their external or internal customers.
•	Regulatory compliance — SBCs enable compliance with government-mandated regulations worldwide, including emergency services such as E-9-1-1, national government priority services such as Government Emergency Telecommunications Service, or GETS, and lawful intercept such as the Communications Assistance for Law Enforcement Act, or CALEA, in the United States.
•	Revenue and cost management — Our products enable organizations to increase revenues and control costs by protecting against both bandwidth and quality of service theft, by routing sessions optimally to minimize costs and by providing accounting and related mechanisms to maximize billable sessions.

Acme Packet Products
     “Session border control” is a service delivery architecture that encompasses several product categories that control voice, video and data sessions not only at IP network borders but also across IP networks to these borders. The product categories in our current portfolio include session border controllers, session-aware load balancers, session routing proxies and multiservice security gateways, or MSGs. Infonetics Research, a market research and consulting firm specializing in networking and IP communications, projects that the cumulative worldwide addressable market opportunity for our products may exceed $2 billion annually by 2014. More specifically:
•	Session border controllers control sessions at the IP network borders. Infonetics Research estimates that the market for session border controllers among service providers and enterprises will grow to over $857 million by 2014, with a compounded annual growth rate of approximately 23%.
•	Session-aware load balancers are used to dramatically scale session border controller deployments. Infonetics Research estimates that this market may grow to over $40 million by 2014, with a compounded annual growth rate of approximately 111%.
•	Session routing proxies, route Session Initiation Protocol, or SIP sessions to and from borders — both access and interconnect — and directly compete with CLASS 4 softswitches. They also serve as the Breakout Gateway Control Function in IP multimedia subsystem, or IMS, networks. Infonetics Research estimates that the session routing proxy market may grow to approximately $395 million by 2014, with a compounded annual growth rate of approximately 4%.
•	MSGs transport all services and applications including voice, video and data across the untrusted Internet to private service provider network borders via IP security, or IPsec, sessions. Infonetics Research estimates that the MSG market may grow to approximately $675 million by 2014, with a compounded annual growth rate of over 50%.
Acme Packet Markets
     Today, our solutions are used by four different market segments to deliver trusted, first-class interactive communications—voice, video and multimedia sessions—and data services across IP network borders.
•	Fixed line service providers use our solutions to deliver services to residential, small and medium business and enterprise customers over their cable, digital subscriber line, or DSL, fiber to the x, or FTTx, Ethernet and leased line access network borders. They also use our solutions to deliver these services across their interconnect and peering borders to other service providers for PSTN termination, IP transit or IP service connections to other subscriber populations. Our solutions support a wide range of services including basic voice, IP Centrex, hosted unified communications and SIP trunking.
•	Mobile service providers use our solutions to deliver interactive communications and data services to their mobile subscribers over 3G, long term evolution, or LTE, femtocell, wireless fidelity, or WiFi, and worldwide interoperability for microwave access, or WiMAX, access network borders. They also use our solutions to deliver services across their interconnect and peering borders to other service providers for PSTN termination, IP transit, roaming subscribers and connections to other subscriber populations. We offer specific solutions for SIP services over 3G, global system for mobile communications, or GSM, Rich Communications Suite and IP exchange, or IPX, Voice-over-LTE, or VoLTE, macro radio access network, or RAN, off-load, and fixed-mobile convergence. Our solutions support services ranging from basic voice to presence-enabled voice, interactive video, messaging and collaboration, and Internet data service.
•	Over-the-top and application service providers use our solutions to deliver services and applications from their data centers to users over the public Internet or the managed IP network of a third-party network service provider. These services range from basic voice to presence-enabled voice, video, messaging and collaboration delivered over both fixed line and mobile networks for both consumers and businesses. They also include a wide variety of hosted services for enterprises and service providers such as audio, video and web conferencing, outsourced contact centers, SIP trunking, session recording and E-9-1-1.
•	Enterprises, including government agencies and contact centers, use our solutions at SIP trunking borders to connect to the PSTN, federated enterprise and consumer groups, outsourced contact centers and hosted services such as audio, video and web conferencing; hosted customer relationship management, or CRM, and business process management, or BPM, applications, session recording and E-9-1-1. They are also used to secure the public Internet border connecting remote workers and offices. In extremely security-conscious organizations, they are also used to secure IP PBX and UC servers from internal employees located on the enterprise campus local area network, or LAN, and in offices connected via a private wide area network, or WAN, such as multiprotocol label switching, or MPLS, VPNs. Our solutions support a wide range of services and applications such as basic voice, video conferencing, telepresence and presence-enabled unified communications and collaboration.
Key Financial Highlights
     Some of our key financial highlights for the second quarter of 2010 include the following:
•	Total revenue was $53.3 million compared to $32.9 million in the same period of 2009.
•	Net income was $9.7 million compared to $1.7 million in the same period of 2009.
•	Earnings per share was $0.14 per share on a diluted basis compared to $0.03 per share on a diluted basis in the same period of 2009.
•	Cash provided by operating activities was $15.1 million compared to $14.2 million in the same period of 2009.
The Acme Packet Strategy
     Principal elements of our strategy include:
•	Continuing to satisfy the evolving border requirements of enterprises and fixed line, mobile and over-the-top service providers. Our product deployments position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality. We may develop new products organically or through selective acquisitions.
•	Implementing new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs.
•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.
•	Facilitating and promoting service interconnects and federations among our customers. We intend to drive increased demand for our products by helping our customers extend the reach of their services and applications and, consequently, to increase the value of their services to their customers.
•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.
•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.
Factors That May Affect Future Performance
•	Global Macroeconomic Conditions. We believe that the capital budgets and spending initiatives of some of our core customers: service providers, enterprises, government agencies and contact centers, may be affected by current worldwide economic conditions. Our ability to generate revenue from these core customers is dependent on the status of such budgets and initiatives.

•	Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the costs of manufacturing our hardware products and providing our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase and license systems with lower software content, this may have a negative impact on our revenue and gross margins.
•	Competition. Competition in our product categories is strong and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise markets for session border controller solutions, we expect competition to persist and intensify in the future as the market grows. Our primary competitors for session border controller solutions generally consist of start-up vendors, such as Genband Inc., and more established network and component companies such as Cisco Systems, Inc. and Huawei Technologies Co., Ltd. We also compete with some of the companies with which we have distribution partnerships, such as Alcatel Lucent, Nokia Siemens Networks and Telefonaktiebolaget LM Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the session border control market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including our distribution partners.
•	Evolution of the Session Border Control Market. The market for our products is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement our solutions.
•	Research and Development. To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely manner, to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for session border control solutions is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position.
•	Managing Growth. We significantly expanded our operations in 2009 and the first six months of 2010. From January 1, 2009 through June 30, 2010, we increased the number of our employees and full time independent contractors by 32%, from 381 to 503. In connection with the acquisition of Covergence Inc., or Covergence, in April 2009, we added 39 employees. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.
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
Operating Expenses
     Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel related costs are the most significant component of each of these expense categories. During the period from January 1, 2009 through June 30, 2010, we increased the number of our employees and full time independent contractors by 32%, from 381 to 503. We expect to continue to hire new employees to support our expected growth.
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
Stock-Based Compensation
     Cost of revenue and operating expenses include stock-based compensation expense. We expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value. For the three months ended June 30, 2010 and 2009, we recorded an expense of $3.8 million and $2.6 million, respectively, and for the six months ended June 30, 2010 and 2009, we recorded an expense of $7.4 million and $4.9 million, respectively. Based on stock-based awards granted from 2006 through 2010, a future expense of non-vested options of $37.4 million is expected to be recognized over a weighted average period of 2.90 years.
Other Income (Expense), Net
     Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and investments. We have invested cash in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. Other income (expense) also includes gains (losses) from foreign currency translation adjustments of our international activities. The functional currency of our international operations in Europe and Asia is the United States, or U.S., dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense).
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

Results of Operations
Comparison of Three Months Ended June 30, 2010 and 2009
Revenue

	Three Months Ended June 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Revenue by Type:
Product	$42,031	79%	$24,243	74%	$17,788	73%
Maintenance, support and service	11,305	21	8,618	26	2,687	31

Total revenue	$53,336	100%	$32,861	100%	$20,475	62%

Revenue by Geography:
United States and Canada	$35,363	66%	$17,811	54%	$17,552	99%
International	17,973	34	15,050	46	2,923	19

Total revenue	$53,336	100%	$32,861	100%	$20,475	62%

Revenue by Sales Channel:
Direct	$25,911	49%	$13,272	40%	$12,639	95%
Indirect	27,425	51	19,589	60	7,836	40

Total revenue	$53,336	100%	$32,861	100%	$20,475	62%

     The $17.8 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue in the three months ended June 30, 2010 as compared to same period in 2009, reflecting a significant increase in our customer base, coupled with an increase in the average selling price of our systems due to changes in both our product software configuration mix, including software upgrades, and the mix of system platforms purchased by our customers. The product configuration, which reflects the mix of session capacity and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to our direct sales channel and, to a lesser extent, our indirect sales channel. This growth reflects the continued migration to a single IP network architecture. Direct product revenues increased $12.0 million, primarily due to a $12.2 million increase attributable to customers in the United States and Canada, partially offset by a decrease of $167,000 in direct product revenues generated by our international customers. Indirect product revenues increased $5.7 million primarily due to a $3.7 million increase attributable to customers in the United States and Canada as well as an increase of $2.0 million in indirect product revenues related to our international customers.
     Maintenance, support and service revenue increased by $2.7 million primarily due to increases in maintenance and support fees associated with the growth in our installed product base.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2010		2009
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Cost of Revenue:
Product	$7,434	18%	$4,870	20%	$2,564	53%
Maintenance, support and service	2,140	19	1,207	14	933	77

Total cost of revenue	$9,574	18%	$6,077	18%	$3,497	58%

Gross Profit:
Product	$34,597	82%	$19,373	80%	$15,224	79%
Maintenance, support and service	9,165	81	7,411	86	1,754	24

Total gross profit	$43,762	82%	$26,784	82%	$16,978	63%

     The $2.6 million increase in cost of product revenue was primarily due to (a) a $1.7 million increase in direct product costs resulting from an increase in the number of systems recognized as revenue in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, (b) a $335,000 increase in costs associated with amounts reserved against inventory deemed to be obsolete, (c) a $240,000 increase in amortization of developed technology acquired in the acquisition of Covergence, (d) a $130,000 increase in salaries, wages and related benefits, (e) a $65,000 increase in freight costs, (f) a $57,000 increase in stock-based compensation expense and (g) a $21,000 increase in depreciation expense. The balance was due to increased overhead and other manufacturing related costs.
     The $933,000 increase in cost of maintenance, support and service revenue was primarily due to (a) a $396,000 increase in the reserve for warranty repairs and product costs associated with performance of our maintenance obligations reflecting a further expansion of the customer install base, (b) a $394,000 increase in salaries and related benefits corresponding to a 19% increase in employee headcount for our support and services organization to support our rapidly growing customer base, (c) a $90,000 increase in stock-based compensation expense and (d) a $32,000 increase in freight costs associated with our maintenance and warranty obligations. The balance was due to increase overhead and other maintenance, support and service related costs.
     Product gross margin increased 2 percentage points primarily due to an increase in the number of units sold in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, which resulted in fixed manufacturing costs being absorbed by a higher product volume base. An increase in the average selling price of systems sold and a decrease in the average cost per unit in the three months ended June 30, 2010 due to product platform mix was also a factor.
     Gross margin on maintenance, support and service revenue decreased 5 percentage points, due to an increase in salaries and related benefits corresponding to a 19% increase in employee headcount for our support and services organization to support our rapidly growing customer base without a corresponding increase in maintenance, support and service revenue, which resulted in maintenance, support and service costs being absorbed by a lower revenue base. The increase in reserve for warranty repairs and product costs associated with performance of our maintenance obligations was also a factor.
     We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent for the foreseeable future.
Operating Expenses

	Three Months Ended June 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Sales and marketing	$16,623	31%	$12,608	38%	$4,015	32%
Research and development	8,646	16	7,078	22	1,568	22
General and administrative	3,595	7	3,288	10	307	9
Merger and integration-related costs	—	—	1,102	3	(1,102)	(100)

Total operating expenses	$28,864	54%	$24,076	73%	$4,788	20%

     The $4.0 million increase in sales and marketing expense was primarily due to (a) a $2.2 million increase in salaries, commissions, bonuses and other benefits associated with a 23% increase in the number of sales and marketing personnel, (b) a $587,000 increase in stock-based compensation expense, (c) a $377,000 increase in travel expenses, (d) a $247,000 increase in depreciation and amortization expense due to capital expenditures for evaluation systems, (e) a $171,000 increase in facility costs related to a larger sales office in Madrid, Spain, (f) a $130,000 increase in expenditures associated with marketing programs, including trade shows (g) a $112,000 increase in professional search fees and (h) a $75,000 increase in software and other maintenance costs. These increases were partially offset by a $74,000 decrease in third party services. The balance was due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. We anticipate that sales and marketing expense will modestly increase as a percentage of total revenue for the foreseeable future.
     The $1.6 million increase in research and development expense was primarily due to (a) a $1.0 million increase in salaries, bonuses and other benefits associated with an 11% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, (b) a $264,000 increase in stock-based compensation expense, (c) a $150,000 increase in facility costs, (d) a $59,000 increase in software and other maintenance costs for lab and other engineering equipment and (e) a $52,000 increase in professional search fees associated with our growth in headcount. The balance was primarily due to increased overhead associated with increases in research and development personnel. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.
     The $307,000 increase in general and administrative expense was primarily due to (a) a $332,000 increase in other fees and taxes associated with a sales and use tax refund received in the three months ended June 30, 2009, (b) a $250,000 increase in legal, accounting and professional fees and (c) a $225,000 increase in stock-based compensation expense. These increases were partially offset by (a) a $384,000 decrease in bad debt expense and (b) a $187,000 decrease in depreciation expense. The balance was due to a net increase in other miscellaneous general and administrative expenses. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, insurance costs and investor relations expense. However, we expect general and administrative expense will decrease as a percentage of total revenue for the foreseeable future.
     During the three months ended June 30, 2009, we incurred $1.1 million of merger and integration-related costs associated with our acquisition of Covergence in April 2009, including $585,000 of transaction expenses and $517,000 of severance related charges pertaining to 20 employees of Covergence across all functional areas who were terminated on April 30, 2009. There were no such costs incurred in the three months ended June 30, 2010.
Operating and Other Income

	Three Months Ended June 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Income from operations	$14,898	28%	$2,708	8%	$12,190	450%
Interest income	135	—	50	—	85	170
Other income	41	—	6	—	35	583

Income before provision for income taxes	15,074	28	2,764	8	12,310	445
Provision for income taxes	5,345	10	1,071	3	4,274	399

Net income	$9,729	18%	$1,693	5%	$8,036	475%

     Interest income consisted of income generated from the investment of our cash balances. The increase in interest income was primarily due to higher average interest rates due to a change in the nature of our investments as well as an increase in the average cash balance in the three months ended June 30, 2010.
     Other income primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The increase in other income was primarily due to fluctuations in the value of the Euro and British Pound.
     Our effective tax rate was approximately 35% and 39% for the three months ended June 30, 2010 and 2009, respectively. The decrease in the effective tax rate was primarily due to an increase in the benefits received as a result of an increase in stock options exercised. We currently expect to realize recorded net deferred tax assets as of June 30, 2010 of $17.2 million. Our conclusion that these assets will be recovered is based upon the expectation that our current and future earnings will provide sufficient taxable income to realize the recorded tax assets. The realization of our net deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded net deferred tax asset would not be realizable. Approximately $7.1 million of the deferred tax assets recorded as of June 30, 2010 is attributable to benefits associated with stock-based compensation charges. In accordance with the guidance in Accounting Standards Codification, ASC, 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.
Comparison of Six Months Ended June 30, 2010 and 2009
Revenue

	Six Months Ended June 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Revenue by Type:
Product	$84,124	81%	$47,294	74%	$36,830	78%
Maintenance, support and service	20,262	19	16,554	26	3,708	22

Total revenue	$104,386	100%	$63,848	100%	$40,538	63%

Revenue by Geography:
United States and Canada	$64,680	62%	$34,917	55%	$29,763	85%
International	39,706	38	28,931	45	10,775	37

Total revenue	$104,386	100%	$63,848	100%	$40,538	63%

Revenue by Sales Channel:
Direct	$51,690	50%	$23,501	37%	$28,189	120%
Indirect	52,696	50	40,347	63	12,349	31

Total revenue	$104,386	100%	$63,848	100%	$40,538	63%

     The $36.8 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue in the six months ended June 30, 2010 as compared to same period in 2009, reflecting a significant increase in our customer base, coupled with a relatively flat average selling price of our systems due to a similar product software configuration mix, including software upgrades, and the mix of system platforms purchased by our customers. The product configuration, which reflects the mix of session capacity, requested features and protocols, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to our direct sales channel and, to a lesser extent, our indirect sales channel. This growth reflects the continued migration to a single IP network architecture. Direct product revenues increased $27.4 million, primarily due to a $26.3 million increase attributable to customers in the United States and Canada, and to a lesser extent, an increase of $1.1 million in direct product revenues generated by our international customers. Indirect product revenues increased $9.5 million primarily due to an $8.3 million increase attributable to our international customers, and to a lesser extent, an increase of $1.2 million attributable to our customers in the United States and Canada.
     Maintenance, support and service revenue increased by $3.7 million primarily due to increases in maintenance and support fees associated with the growth in our installed product base.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2010		2009
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Cost of Revenue:
Product	$14,983	18%	$10,102	21%	$4,881	48%
Maintenance, support and service	4,408	22	2,130	13	2,278	107

Total cost of revenue	$19,391	19%	$12,232	19%	$7,159	59%

Gross Profit:
Product	$69,141	82%	$37,192	79%	$31,949	86%
Maintenance, support and service	15,854	78	14,424	87	1,430	10

Total gross profit	$84,995	81%	$51,616	81%	$33,379	65%

     The $4.9 million increase in cost of product revenue was primarily due to (a) a $3.2 million increase in direct product costs resulting from an increase in the number of systems recognized as revenue in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, (b) a $619,000 increase in amortization of developed technology acquired in the acquisition of Covergence, (c) a $297,000 increase in costs associated with amounts reserved against inventory deemed to be obsolete, (d) a $272,000 increase in salaries, wages and related benefits, (e) a $131,000 increase in freight costs, (f) a $114,000 increase in depreciation expense, (g) a $99,000 increase in stock-based compensation expense and (h) a $97,000 increase in manufacturing supplies. The balance was due to increased overhead and other manufacturing related costs.
     The $2.3 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $970,000 increase in the reserve for warranty repairs and product costs associated with performance of our maintenance obligations, (b) an $888,000 increase in salaries and related benefits corresponding to a 19% increase in employee headcount for our support and services organization to support our rapidly growing customer base, (c) a $197,000 increase in stock-based compensation expense, (d) a $65,000 increase in freight costs associated with our maintenance and warranty obligations and (e) a $60,000 increase in travel expense. The balance was due to increased overhead and other maintenance, support and service related costs.
     Product gross margin increased 3 percentage points primarily due to an increase in the number of units sold in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, which resulted in fixed manufacturing costs being absorbed by a higher product volume base.
     Gross margin on maintenance, support and service revenue decreased 9 percentage points, due to an increase in salaries and related benefits corresponding to a 19% increase in employee headcount for our support and services organization to support our rapidly growing customer base without a corresponding increase in maintenance, support and service revenue. The increase in reserve for warranty repairs and product costs associated with performance of our maintenance obligations was also a factor.
     We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent for the foreseeable future.
Operating Expenses

	Six Months Ended June 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Sales and marketing	$33,050	32%	$23,944	37%	$9,106	38%
Research and development	17,339	17	13,242	21	4,097	31
General and administrative	6,879	6	6,421	10	458	7
Merger and integration-related costs	—	—	1,102	2	(1,102)	(100)

Total operating expenses	$57,268	55%	$44,709	70%	$12,559	28%

     The $9.1 million increase in sales and marketing expense was primarily due to (a) a $5.7 million increase in salaries, commissions, bonuses and other benefits associated with a 23% increase in the number of sales and marketing personnel, (b) a $1.1 million increase in stock-based compensation expense, (c) a $619,000 increase in depreciation and amortization expense due to capital expenditures for evaluation systems, (d) a $504,000 increase in travel expenses, (e) a $415,000 increase in facility costs related to a larger sales office in Madrid, Spain, (f) a $226,000 increase in expenditures associated with marketing programs, including trade shows (g) a $128,000 increase in professional search fees, (h) a $110,000 increase in software and other maintenance fees and (i) a $78,000 increase in employee cellular phone bills corresponding to the increase in headcount. The balance was due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. We anticipate that sales and marketing expense will modestly increase as a percentage of total revenue for the foreseeable future.
     The $4.1 million increase in research and development expense was primarily due to (a) a $2.6 million increase in salaries, bonuses and other benefits associated with a 11% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, (b) a $694,000 increase in stock-based compensation expense, (c) a $304,000 increase in facility costs, (d) a $215,000 increase in outside consulting services, (e) a $110,000 increase in software and other maintenance fees for lab and other engineering equipment and (e) a $73,000 increase in depreciation and amortization expense due to capital expenditures for lab and other engineering equipment. The balance was due to increased overhead associated with increases in research and development personnel. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.
     The $458,000 increase in general and administrative expense was primarily due to (a) a $388,000 increase in stock-based compensation expense, (b) a $342,000 increase in other fees and taxes associated with a sales and use tax refund in the sex months ended June 30, 2009, (c) a $279,000 increase in salaries, bonuses and other benefits associated with a 19% increase in the number of employees and increased bonuses resulting from our overall financial performance in the first six months of 2010, (d) a $78,000 increase in office and computer supplies, (e) a $52,000 increase in travel expenses, (f) a $48,000 increase in legal, accounting and professional fees and (g) a $37,000 increase in professional search fees associated with the growth in headcount. These increases were partially offset by (a) a $526,000 decrease in bad debt expense, (b) a $204,000 decrease in depreciation expense and (c) an $89,000 decrease in facility costs. The balance was due to a net increase in other miscellaneous general and administrative expenses. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, insurance costs and investor relations expense. However, we expect general and administrative expense will decrease as a percentage of total revenue for the foreseeable future.
     During the six months ended June 30, 2009, we incurred $1.1 million of merger and integration-related costs associated with our acquisition of Covergence in April 2009, including $585,000 of transaction expenses and $517,000 of severance related charges pertaining to 20 employees of Covergence across all functional areas who were terminated on April 30, 2009. There were no such costs incurred in the six months ended June 30, 2010.
Operating and Other Income

	Six Months Ended June 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Income from operations	$27,727	27%	$6,907	11%	$20,820	301%
Interest income	240	—	165	—	75	45
Other expense	(75)	—	(43)	—	(32)	74

Income before provision for income taxes	27,892	27	7,029	11	20,863	297
Provision for income taxes	9,830	10	2,578	4	7,252	281

Net income	$18,062	17%	$4,451	7%	$13,611	306%

     Interest income consisted of income generated from the investment of our cash balances. The increase in interest income was primarily due to higher average interest rates due to a change in the nature of our investments as well as an increase in the average cash balance in the six months ended June 30, 2010.
     Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in other expense was primarily due to fluctuations in the value of the Euro and British Pound.
     Our effective tax rate was approximately 35% and 37% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the effective tax rate was primarily due to an increase in the benefits received as a result of an increase in stock options exercised. We currently expect to realize recorded net deferred tax assets as of June 30, 2010 of $17.2 million. Our conclusion that these assets will be recovered is based upon the expectation that our current and future earnings will provide sufficient taxable income to realize the recorded tax assets. The realization of our net deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded net deferred tax asset would not be realizable. Approximately $7.1 million of the deferred tax assets recorded as of June 30, 2010 is attributable to benefits associated with stock-based compensation charges. In accordance with the guidance in ASC 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.
Liquidity and Capital Resources
Resources
     Since 2005, we have funded our operations primarily with the growth in our operating cash flows. In October 2006, we completed an initial public offering, or IPO, of our common stock in which we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.50 per share. We raised a total of $92.4 million in gross proceeds from the IPO, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.7 million. To date we have not used or designated any of the proceeds from our IPO.
     Key measures of our liquidity are as follows:

		As of and
	As of and for	for the
	the Six	Year
	Months Ended	Ended
	June 30,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$90,533	$90,471
Short-term and long-term investments	126,796	84,516
Accounts receivable, net	27,488	25,604
Working capital	216,339	123,452
Cash provided by operating activities	23,034	45,146
Cash used in investing activities	(49,182)	(84,156)
Cash provided by financing activities	26,210	3,758
     Cash, cash equivalents, short-term and long-term investments. Our cash and cash equivalents at June 30, 2010 were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. Our short-term and long-term investments consist of high quality government treasuries and bonds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.1 million at June 30, 2010 and

December 31, 2009, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our former corporate headquarters in Burlington, Massachusetts, our sales office in Madrid, Spain as well as our new corporate headquarters in Bedford, Massachusetts to which we relocated to in July 2010.
     Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 46 days at June 30, 2010 and 56 days at December 31, 2009. The decrease in DSO at June 30, 2010 was primarily due to the receipt of cash on product orders prior to their recognition as revenue during the three months ended June 30, 2010.
     Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provision for bad debts, stock-based compensation, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2010 was $23.0 million and consisted of (a) $18.1 million of net income, (b) positive non-cash adjustments of $241,000 (consisting primarily of $7.4 million of stock-based compensation expense, $3.8 million of depreciation and amortization expense, and $874,000 of amortization of the premium/discount on investments, partially offset by $11.7 million related to the tax savings from the exercise, by employees, of stock options and a $61,000 decrease for the bad debts provision), and (c) $4.7 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected increases of $7.8 million in accrued expenses and other current liabilities, $29,000 in deferred revenue and decreases of $228,000 and $166,000 in deferred product costs and other assets partially offset by increases of $1.8 million in accounts receivable, $1.5 million in inventory and a $146,000 decrease in accounts payable.
     Investing activities. Cash used in investing activities in the six months ended June 30, 2010 was $49.2 million, which included $83.1 million in purchases of marketable securities, and $6.1 million in purchases of property and equipment, all of which were partially offset by the receipt of $40.0 million in proceeds from sales and maturities of marketable securities.
     Financing activities. Net cash provided by financing activities included proceeds from the exercise of common stock options in the amount of $14.5 million during the six months ended June 30, 2010 and $11.7 million of excess tax benefits from the exercise of stock options.
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
Requirements
     Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, the build out of our Bedford, Massachusetts facility and other general purposes to support our growth. Our capital expenditures totaled $6.1 million in the six months ended June 30, 2010. We expect to spend an additional $4.0 million to $5.0 million in capital expenditures in the remainder of 2010, excluding any investment related to the relocation and expansion of our headquarters in July 2010.

     Contractual obligations and requirements. Our only significant contractual obligations relate to the lease of our former corporate headquarters in Burlington, Massachusetts which expires in July 2010, our facility in Bedford, Massachusetts to which we relocated in July 2010 and our office facilities in Madrid, Spain.
     On December 10, 2009 we entered into a lease dated as of November 23, 2009 with MSCP Crosby, LLC to secure office space for our new corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts. The commencement date for occupancy under the lease was June 1, 2010. The lease for our former corporate headquarters at 71 Third Ave., Burlington, Massachusetts expires on July 31, 2010.
     The lease for our new corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts provides for the rental of 123,788 square feet of space and has an initial term of six years and six months. We can, subject to certain conditions, extend this term for an additional period of five years. We are not required to pay any rent for the first six months of the initial lease term. Thereafter, the annual rent will be $2.4 million, or approximately $201,156 per month. The total base rent payable in the initial lease term is $14.5 million.
     In addition to base rent, the lease for our new corporate headquarters requires us to pay our proportionate share of certain taxes and operating expenses, as further set forth in the lease. We are receiving lease incentives, including free rent for the first six months of occupancy, which totals approximately $1.2 million, and allowances for tenant improvements totaling approximately $3.2 million. We will recognize the total base rent payable of $14.5 million ratably over the initial lease term of the lease which is 78 months. The allowances for tenant improvements will be amortized on a straight-line basis over the initial lease term as a reduction of rental expense.
     In connection with the signing of the lease for our new headquarters, we have deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of approximately $603,000.
     The following table sets forth our commitments to settle contractual obligations in cash after June 30, 2010:

		1 year or			More than 5
	Total	less	2-3 years	4-5 years	years
			(in thousands)
Operating leases	$14,701	$1,621	$4,833	$4,828	$3,419
Off-Balance-Sheet Arrangements
     As of June 30, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of June 30, 2010, our foreign exchange exposure would have fluctuated by approximately $60,000.
Interest Rate Risk
     At June 30, 2010, we had unrestricted cash, cash equivalents and short-term investments totaling $217.3 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital requirements. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
Item 4. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to enable us to record, process, summarize and report information required to be included in our periodic filings under the Exchange Act and to ensure that information required to be disclosed in such filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks discussed below, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, some of which are updated below. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 17 of this Quarterly Report on Form 10-Q.
Risks Relating to Our Business
We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.
     As of June 30, 2010, we had 111 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 51% and 60% of our total revenue in the three months ended June 30, 2010 and 2009, respectively, and 50% and 63% in the six months ended June 30, 2010 and 2009, respectively, while two distribution partners accounted for 36% and 31% of our total accounts receivable as of June 30, 2010 and December 31, 2009, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. For example, one of our distribution partners entered into bankruptcy proceedings in January 2009, which caused us to increase our allowance for doubtful accounts as of December 31, 2008. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase session border controller solutions from our competitors rather than from us. Under our contracts with our distribution partners, they generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.
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
     We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, three and two customer accounted for 35% and 27% of our total revenue in the three months ended June 30, 2010 and 2009, respectively, and two such customers accounted for 21% and 35% of our total revenue in the six months ended June 30, 2010 and 2009, respectively. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.
If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.
     We continued to expand our operations in 2009 and the first six months of 2010. For example, during the period from January 1, 2009 through June 30, 2010, we increased the number of our employees and full-time independent contractors by 32%, from 381 to 503. We have also increased the number of our employees and full-time independent contractors located outside the United States in multiple countries and as a result we are required to comply with varying local employment and tax laws for each of these new locations. In connection with the acquisition of Covergence, we added 39 employees in April 2009. In addition, our total operating expenses increased by 53% in 2007, 18% in 2008, 23% in 2009, and for the six months ended June 30, 2010 were 28% higher than for the six months ended June 30, 2009. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, domestically and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.
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
Over the long-term we intend to increase our investment in engineering, sales, service, manufacturing and administration activities, and these investments may achieve delayed or lower than expected benefits, which could harm our operating results.
     While recently we have focused on managing our costs and expenses, over the long-term, we intend to continue to add personnel and other resources to our engineering, sales, service, manufacturing and administrative functions as we focus on developing emerging technologies, the next wave of advanced technologies, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our consolidated financial position, results of operations, or cash flows may be adversely affected.
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

ACME PACKET, INC. (Registrant)
Date: July 29, 2010	By:	/s/ Andrew D. Ory
Andrew D. Ory
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2010	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer (Principal Financial Officer)