Form 10-Q
period 2010-09-30
ACME PACKET INC
filed 2010-10-28
CIK 1130258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     The number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2010: 63,509,788

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
ACME PACKET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$110,642	$90,471
Short-term investments	126,380	39,990
Accounts receivable, net of allowance of $1,312 and $1,311, respectively	30,289	25,604
Inventory	6,279	4,372
Deferred product costs	2,501	3,400
Deferred tax asset	1,567	1,567
Other current assets	10,065	2,710

Total current assets	287,723	168,114
Long-term investments	—	44,526
Property and equipment, net	15,661	6,437
Intangible assets, net of accumulated amortization of $2,011 and $706, respectively	9,923	11,228
Deferred tax asset, net	15,622	15,622
Other assets	818	799

Total assets	$329,747	$246,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,971	$3,895
Accrued expenses and other current liabilities	10,980	9,261
Deferred revenue	29,708	31,506

Total current liabilities	44,659	44,662

Deferred rent, net of current portion	1,612	—

Deferred revenue, net of current portion	1,530	1,841

Contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: Authorized — 5,000,000 shares; Issued and outstanding — 0 shares	—	—
Common stock, $0.001 par value: Authorized — 150,000,000 shares; Issued 70,165,205 and 65,459,593 shares, respectively	70	65
Additional paid-in capital	242,005	188,871
Treasury stock, at cost — 6,756,693 and 6,756,687 shares, respectively	(37,522)	(37,522)
Accumulated other comprehensive income (loss)	55	(2)
Retained earnings	77,338	48,811

Total stockholders’ equity	281,946	200,223

Total liabilities and stockholders’ equity	$329,747	$246,726

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Product	$45,328	$27,726	$129,452	$75,020
Maintenance, support and service	11,286	8,621	31,548	25,175

Total revenue	56,614	36,347	161,000	100,195

Cost of revenue (1):
Product	7,903	5,178	22,886	15,280
Maintenance, support and service	2,556	1,773	6,964	3,903

Total cost of revenue	10,459	6,951	29,850	19,183

Gross profit	46,155	29,396	131,150	81,012

Operating expenses (1):
Sales and marketing	17,012	13,703	50,062	37,647
Research and development	8,896	7,271	26,235	20,513
General and administrative	3,906	3,253	10,785	9,674
Merger and integration-related costs	—	—	—	1,102

Total operating expenses	29,814	24,227	87,082	68,936

Income from operations	16,341	5,169	44,068	12,076

Other income (expense):
Interest income	157	40	397	205
Other income (expense)	32	(12)	(43)	(55)

Total other income, net	189	28	354	150

Income before provision for income taxes	16,530	5,197	44,422	12,226
Provision for income taxes	6,065	1,617	15,895	4,195

Net income	$10,465	$3,580	$28,527	$8,031

Net income per share (Note 8):
Basic	$0.17	$0.06	$0.46	$0.14
Diluted	$0.15	$0.06	$0.43	$0.13
Weighted average number of common shares used in the calculation of net income per share:
Basic	62,772,466	58,143,857	61,371,085	56,622,433
Diluted	68,426,272	62,927,591	67,114,486	60,904,244

(1) Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$202	$125	$557	$381
Cost of maintenance, support, and service revenue	279	154	737	415
Sales and marketing	2,006	1,261	5,339	3,537
Research and development	1,254	934	3,551	2,537
General and administrative	847	322	1,761	848
See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$28,527	$8,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,521	3,379
Amortization of intangible assets	1,305	410
Provision for bad debts	54	511
Amortization of premium/discount on investments	1,419	—
Impairment of fixed assets	—	94
Stock-based compensation expense	11,945	7,718
Excess tax benefit related to exercise of stock options	(20,429)	(723)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,739)	1,786
Inventory	(1,907)	(422)
Deferred product costs	899	(411)
Other assets	339	(577)
Accounts payable	76	1,865
Accrued expenses. other current liabilities and deferred rent	12,848	283
Deferred revenue	(2,109)	7,395

Net cash provided by operating activities	32,749	29,339

Investing activities
Purchases of property and equipment	(10,546)	(3,786)
Purchases of marketable securities	(151,003)	—
Proceeds from sale and maturities of marketable securities	107,777	—
Cash received from the acquisition, net	—	5,965
Increase (decrease) in other assets	—	(105)

Net cash (used in) provided by investing activities	(53,772)	2,074

Financing activities
Proceeds from exercise of stock options	20,765	942
Excess tax benefit related to exercise of stock options	20,429	723

Net cash provided by financing activities	41,194	1,665

Net increase in cash and cash equivalents	20,171	33,078
Cash and cash equivalents at beginning of period	90,471	125,723

Cash and cash equivalents at end of period	$110,642	$158,801

Supplemental disclosure of noncash investing and operating activities:
Capital additions as a result of lease incentives	$3,199	$—
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
     Session border control is a service delivery architecture encompassing many different product categories. The Company’s Net-Net product family of session border controllers, session aware load balancers, session routing proxies and multiservice security gateways supports multiple applications in enterprise networks and fixed line, mobile, over-the-top and application service provider networks. These applications range from voice over IP, or VoIP, trunking to hosted enterprise and residential services to fixed-mobile convergence. The Company’s products satisfy critical security, service assurance and regulatory requirements in these networks.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2010, statements of income for the three and nine months ended September 30, 2010 and 2009 and statements of cash flows for the nine months ended September 30, 2010 and 2009. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
     The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.
     As of September 30, 2010, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed.
2. Cash, Cash Equivalents, Short-Term and Long-Term Investments and Restricted Cash
Cash, Cash Equivalents, Short-term and Long-term Investments
     Cash, cash equivalents, short-term and long-term investments as of September 30, 2010 and December 31, 2009 consist of the following:

	As of September 30, 2010
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$8,262	$8,262	$8,262
Money market funds	Demand	102,380	102,380	102,380

Total cash and cash equivalents		$110,642	$110,642	$110,642

U.S. agency notes — available-for-sale	22 — 420 days	$66,699	$66,752	$66,752
U.S. agency notes — held-to-maturity	68 — 210 days	59,628	59,969	59,628

Total short-term marketable securities		$126,327	$126,721	$126,380

	As of December 31, 2009
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$8,789	$8,789	$8,789
Money market funds	Demand	81,682	81,682	81,682

Total cash and cash equivalents		$90,471	$90,471	$90,471

U.S. agency notes — available-for-sale	263—346 days	$4,985	$4,983	$4,983
U.S. agency notes — held-to-maturity	42—346 days	35,007	35,028	35,007

Total short-term marketable securities		$39,992	$40,011	$39,990

U.S. agency notes — held-to-maturity	375—435 days	$44,526	$44,385	$44,526

Total long-term marketable securities		$44,526	$44,385	$44,526

     To date, realized gains or losses from the sale of cash equivalents or short-term or long-term investments have been immaterial.
3. Inventory
     Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of finished products.
4. Concentrations of Credit Risk and Off-Balance-Sheet Risk
     The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other international hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, cash equivalents and short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments principally in accredited financial institutions of high credit standing. The Company assesses the credit worthiness of its customers both at the inception of the business relationship and then routinely on an ongoing basis. The Company does not require collateral from its customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
     The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Customer A	15%	11%	12%	16%
Customer B	13	*	*	*
Customer C	*	10	*	14

*	Less than 10% of total revenue.
     The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as follows:

	September 30,	December 31,
	2010	2009
Customer A	25%	16%
Customer C	*	15
5. Product Warranties
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

     The following is a summary of changes in the amount reserved for warranty costs for the nine months ended September 30, 2010:

Balance at December 31, 2009	$140
Provision for warranty costs	1,076
Uses/Reductions	(1,039)

Balance at September 30, 2010	$177

6. Stock-Based Compensation
     The Company recorded stock-based compensation expense of $4,588 and $2,796 for the three months ended September 30, 2010 and 2009, respectively, and $11,945 and $7,718 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $37,598 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.77 years.
     The following is a summary of the status of the Company’s stock options as of September 30, 2010 and the stock option activity for all stock option plans during the nine months ended September 30, 2010:

			Weighted	Weighted
			Average	Average
			Exercise	Remaining	Aggregate
	Number of	Exercise Price	Price Per	Contractual	Intrinsic
	Shares	Per Share	Share	Life (Years)	Value(1)
Outstanding at December 31, 2009	12,236,695	$0.20 — 16.86	$5.43
Granted	3,378,500	13.04 — 36.06	17.01
Canceled	(107,832)	4.35 — 27.60	11.60
Exercised	(4,561,202)	0.20 — 16.86	4.57		$105,118

Outstanding at September 30, 2010	10,946,161	0.20 — 36.06	9.31	5.53	$313,413

Exercisable at September 30, 2010	3,517,852	0.20 — 26.69	4.78	4.92	$116,639

Vested or expected to vest at September 30, 2010 (2)	9,689,626	0.20 — 36.06	9.12	5.51	$279,265

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2010 of $37.94, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of September 30, 2010 plus the number of unvested options expected to vest as of September 30, 2010, based on the unvested options outstanding at September 30, 2010, adjusted for an estimated forfeiture rate.
     The Company has entered into restricted stock unit agreements with certain of its employees. Under the terms of the agreements, the Company grants restricted stock units, or RSUs, to its employees pursuant to the Acme Packet, Inc. 2006 Equity Incentive Plan. Vesting occurs periodically at specified time intervals, ranging from one to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the Company’s unvested RSUs outstanding at September 30, 2010 and the changes during the nine months then ended, is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested at December 31, 2009	385,818	$6.00
Granted	238,000	13.04
Vested	(159,151)	6.46
Forfeited	(47,500)	7.58

Unvested at September 30, 2010	417,167	9.66

7. Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is presented separately on the balance sheet as required, and relates to unrealized gains on the Company’s available-for-sale securities.

     Comprehensive income for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$10,465	$3,580	$28,527	$8,031
Unrealized gain on available-for-sale securities	18	—	55	—

Comprehensive income	$10,483	$3,580	$28,582	$8,031

     Other comprehensive income consists entirely of unrealized gains on available for sale securities at September 30, 2010 and December 31, 2009.
8. Net Income Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average number of shares of common stock	62,772,466	58,144,105	61,371,085	56,624,143
Less: Weighted average number of unvested restricted common shares outstanding	—	(248)	—	(1,710)

Weighted average number of common shares used in calculating basic net income per share	62,772,466	58,143,857	61,371,085	56,622,433
Weighted average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	5,441,418	4,651,104	5,533,717	4,180,339
Weighted average number of unvested restricted common shares outstanding	—	226	—	1,547
Weighted average number of common shares issuable upon vesting of outstanding restricted stock units	212,388	132,404	209,684	99,925

Weighted average number of common shares used in computing diluted net income per share	68,426,272	62,927,591	67,114,486	60,904,244

     In the computation of the diluted weighted average number of common shares outstanding, 638,685 and 3,606,572 weighted average common share equivalents underlying outstanding stock options have been excluded from the computation during the three months ended September 30, 2010 and 2009, respectively, and 402,176 and 5,086,498 during the nine months ended September 30, 2010 and September 30, 2009, respectively, as their effect would have been antidilutive.
9. Income Taxes
     For the three months ended September 30, 2010 and 2009, the Company’s effective income tax rate was approximately 37% and 31% respectively, and for the nine months ended September 30, 2010 and 2009, the Company’s effective income tax rate was approximately 36% and 34%, respectively. As of September 30, 2010, the Company expects to realize recorded net deferred tax assets of $17,189. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s net deferred tax asset cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. Approximately $7,085 of the deferred tax asset recorded as of September 30, 2010 was attributable to benefits associated with stock-based compensation charges. In accordance with the provision of Accounting Standards Codification, or ASC, 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

10. Contingencies
Litigation
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2010 and December 31, 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
     Subsequent to September 30, 2010, Nortel Networks, Inc., or Nortel, a customer of the Company, filed a complaint against the Company in the United States Bankruptcy Court in the District of Delaware. The complaint alleges that prior to the acquisition of Covergence Inc., or Covergence, in April 2009, Covergence received a preferential payment prior to Nortel’s bankruptcy petition in January 2009. Based on the early stage of this litigation, the Company is unable to reasonably estimate the outcome of this claim.
Other
     Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.
11. Segment Information
Geographic Data
     Total revenue to unaffiliated customers by geographic area is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States and Canada	$32,915	$19,456	$97,587	$54,373
International	23,699	16,891	63,413	45,822

Total	$56,614	$36,347	$161,000	$100,195

     During the three and nine months ended September 30, 2010 and 2009, no one international country contributed more than 10% of the Company’s total revenue.
     As of September 30, 2010 and 2009, property and equipment at locations outside the United States was not material.
12. Fair Value Measurements
     Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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
     The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of September 30, 2010:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$82,068	$—	$—	$82,068
U.S. agency notes	—	20,312	—	20,312
Restricted cash	837	—	—	837

Total cash equivalents and restricted cash	82,905	20,312	—	103,217

Short-term U.S. agency notes	—	126,380	—	126,380

Total assets	$82,905	$146,692	$—	$229,597

     Realized gains and losses from sales of the Company’s investments are included in “Other income” and unrealized gains and losses from available-for-sale securities are included as a separate component of equity unless the loss is determined to be other-than-temporary.
     The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three and nine months ended September 30, 2010.
13. Recent Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board, or FASB, ratified ASU 2009-13, Revenue Arrangements with Multiple Deliverables, which would modify the objective and reliable evidence of fair value threshold as it relates to assigning value to specific deliverables in a multiple element arrangement. This authoritative guidance would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple element arrangements and allocating arrangement consideration when neither Vendor Specific Objective Evidence, or VSOE, nor acceptable third party evidence of the selling price of the undelivered element are available. Additionally, the FASB ratified ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which provides that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality should be considered non-software deliverables, and therefore, will no longer be within the scope of the revenue recognition guidance. Both FASB updates are required to be adopted in annual periods beginning after June 15, 2010. The Company is currently evaluating the effect that the adoption of both pieces of authoritative guidance may have on the Company’s consolidated financial position and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Cautionary Statement
     This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward -looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q may include statements about:
•	our ability to attract and retain customers;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our financial performance;

•	our expectations regarding our revenue, cost of revenue and our related gross profit and gross margin;

•	our development activities, expansion of our product offerings and the emerging opportunities for our solutions;

•	our position in the session border control market;

•	the effect of the economy on purchases of our products;

•	the expectations about our growth and acquisitions of new technologies;

•	the demand for and the growth of worldwide revenues for session border control solutions;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufacturers;

•	the advantages of our technology as compared to that of our competitors;

•	our expectations regarding the realization of recorded deferred tax assets; and

•	our cash needs.
     The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those factors we discuss in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risk factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.
Company Background
     We are a leading provider in session border control solutions which enable the delivery of trusted, first-class interactive communications — voice, video and multimedia sessions — and data services across internet protocol, or IP, network borders.
     We were incorporated in the State of Delaware on August 3, 2000. We relocated our headquarters to Bedford, Massachusetts from Burlington, Massachusetts in July 2010. We maintain sales offices in Madrid, Spain; Seoul, Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Russia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the United States. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.

     As of September 30, 2010, approximately 1,180 end user customers in 105 countries have deployed our products. We sell or license our products and support services through our direct sales force and 112 distribution partners, including many of the largest network and IP communications equipment vendors throughout the world.
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
Acme Packet Solutions
     Our session border control solutions provide controls in five areas:
•	Security — Our products protect themselves, softswitches, IP private branch exchanges, or IP PBXes, unified communication, or UC, servers and other service delivery infrastructure elements, as well as customer networks, systems and relationships. They protect customer networks and session privacy, and provide denial of service, or DoS/DDoS, protection from malicious attacks and non-malicious overloads.

•	Service and application reach maximization — Our products extend the reach of interactive communications by enabling interoperability to maximize the different types of networks and devices supported. Support is provided for enabling sessions to traverse existing data firewall/network address translation, or NAT, devices, bridging private networks using overlapping IP addresses and virtual private networks, or VPNs, mediating between different signaling, transport and encryption protocols, converting between incompatible codecs, and translating signaling layer telephone numbers, addresses and response codes.

•	Service level agreement assurance — Our products play a critical role in assuring session capacity and quality. They perform admission control to ensure that both the network and service infrastructure has the capacity to support a session with high quality. Our products also monitor and report actual session quality to determine compliance with performance specifications set forth in service level agreements between service providers and enterprises, and their external or internal customers.

•	Regulatory compliance — Our products enable compliance with government mandated regulations worldwide, including emergency services such as E-9-1-1, national government priority services such as Government Emergency Telecommunications Service, or GETS, and lawful intercept such as the Communications Assistance for Law Enforcement Act, or CALEA, in the United States.

•	Revenue and cost management — Our products enable organizations to increase revenues and control costs by protecting against both bandwidth and quality of service theft, by routing sessions optimally to minimize costs and by providing accounting and related mechanisms to maximize billable sessions.

Acme Packet Products
     Session border control is a service delivery architecture that encompasses several product categories that control voice, video and data sessions not only at IP network borders but also across IP networks to these borders. The product categories in our current portfolio include session border controllers, session aware load balancers, session routing proxies and multiservice security gateways, or MSGs. Infonetics Research, a market research and consulting firm specializing in networking and IP communications, projects that the cumulative worldwide addressable market opportunity for our products may exceed $2 billion annually by 2014. More specifically:
•	SBCs control sessions at the IP network borders. Infonetics Research estimates that the market for SBCs among service providers and enterprises will grow to over approximately $900 million by 2014, with a compounded annual growth rate of approximately 24%.

•	Session routing proxies route Session Initiation Protocol, or SIP, sessions to and from borders — both access and interconnect — and directly compete with CLASS 4 softswitches. They also serve as the Breakout Gateway Control Function in IP multimedia subsystem, or IMS, networks. Infonetics Research estimates that the session routing proxy market may grow to approximately $375 million by 2014, with a compounded annual growth rate of approximately 6%.

•	MSGs transport all services and applications including voice, video and data across the untrusted Internet to private service provider network borders via IP security, or IPsec, sessions. Infonetics Research estimates that the MSG market may grow to approximately $600 million by 2014, with a compounded annual growth rate of over 69%.
Acme Packet Markets
     Today, our solutions are used by four different market segments to deliver trusted, first class interactive communications—voice, video and multimedia sessions—and data services across IP network borders.
•	Fixed line service providers use our solutions to deliver services to residential, small and medium business and enterprise customers over their cable, digital subscriber line, or DSL, fiber to the x, or FTTx, Ethernet and leased line access network borders. They also use our solutions to deliver these services across their interconnect and peering borders to other service providers for PSTN termination, IP transit or IP service connections to other subscriber populations. Our solutions support a wide range of services including basic voice, IP Centrex, hosted unified communications and SIP trunking.

•	Mobile service providers use our solutions to deliver interactive communications and data services to their mobile subscribers over 3G, long term evolution, or LTE, femtocell, wireless fidelity, or WiFi, and worldwide interoperability for microwave access, or WiMAX, access network borders. They also use our solutions to deliver services across their interconnect and peering borders to other service providers for PSTN termination, IP transit, roaming subscribers and connections to other subscriber populations. We offer specific solutions for SIP services over 3G, global system for mobile communications, or GSM, Rich Communications Suite and IP exchange, or IPX, Voice-over-LTE, or VoLTE, macro radio access network, or RAN, off-load, and fixed-mobile convergence. Our solutions support services ranging from basic voice to presence-enabled voice, interactive video, messaging and collaboration, and Internet data service.

•	Over-the-top and application service providers use our solutions to deliver services and applications from their data centers to users over the public Internet or the managed IP network of a third party network service provider. These services range from basic voice to presence enabled voice, video, messaging and collaboration delivered over both fixed line and mobile networks for both consumers and businesses. They also include a wide variety of hosted services for enterprises and service providers such as audio, video and web conferencing, outsourced contact centers, SIP trunking, session recording and E-9-1-1.

•	Enterprises, including government agencies and contact centers, use our solutions at SIP trunking borders to connect to the PSTN, federated enterprise and consumer groups, outsourced contact centers and hosted services such as audio, video and web conferencing; hosted customer relationship management, or CRM, and business process management, or BPM, applications, session recording and E-9-1-1. They are also used to secure the public Internet border connecting remote workers and offices. In extremely security conscious organizations, they are also used to secure IP PBX and UC servers from internal employees located on the enterprise campus local area network, or LAN, and in offices connected via a private wide area network, or WAN, such as multiprotocol label switching, or MPLS, and VPNs. Our solutions support a wide range of services and applications such as basic voice, video conferencing, telepresence and presence enabled unified communications and collaboration.

Key Financial Highlights
     Some of our key financial highlights for the third quarter of 2010 include the following:
•	Total revenue was $56.6 million compared to $36.3 million in the same period of 2009.

•	Net income was $10.5 million compared to $3.6 million in the same period of 2009.

•	Earnings per share was $0.15 per share on a diluted basis compared to $0.06 per share on a diluted basis in the same period of 2009.

•	Cash provided by operating activities was $9.7 million compared to $4.1 million in the same period of 2009.
The Acme Packet Strategy
     Principal elements of our strategy include:
•	Continuing to satisfy the evolving border requirements of enterprises and fixed line, mobile and over-the-top service providers. Our product deployments position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality. We may develop new products organically, or through selective acquisitions.

•	Implementing new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs.

•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•	Facilitating and promoting service interconnects and federations among our customers. We intend to drive increased demand for our products by helping our customers extend the reach of their services and applications and, consequently, to increase the value of their services to their customers.

•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.
Factors That May Affect Future Performance
•	Global Macroeconomic Conditions. We believe that the capital budgets and spending initiatives of some of our core customers — service providers, enterprises, government agencies and contact centers — may be affected by current worldwide economic conditions. Our ability to generate revenue from these core customers is dependent on the status of such budgets and initiatives.

•	Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of the sales channels through which our products are sold, and (f) the costs of manufacturing our hardware products and providing our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity, support for higher number of security protocols and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase and license systems with lower software content, this may have a negative impact on our revenue and gross margins.

•	Competition. Competition in our product categories is strong and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise markets for session border controller solutions, we expect competition to persist and intensify in the future as the market grows. Our primary competitors for session border controller solutions generally consist of specialty vendors, such as GENBAND Inc., and more established network and component companies such as Cisco Systems, Inc. and Huawei Technologies Co., Ltd. We also compete with some of the companies with which we have distribution partnerships, such as Alcatel Lucent, Nokia Siemens Networks and Telefonaktiebolaget LM Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the session border control market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including our distribution partners.

•	Evolution of the Session Border Control Market. The market for our products is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement our solutions.

•	Research and Development. To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely manner, to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for session border control solutions is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position.

•	Managing Growth. We significantly expanded our operations in 2009 and in the first nine months of 2010. From January 1, 2009 through September 30, 2010, we increased the number of our employees and full time independent contractors by 39%, from 381 to 529. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.
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
     The product configuration, which reflects the mix of session capacity, signaling protocol support and requested features, determines the price for each product sold. Customers can purchase our products in either a standalone or high availability configuration and can license our software in various configurations, depending on the customers’ requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. As the market continues to develop and grow, we expect to experience increased price pressure on our products and services.

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
Operating Expenses
     Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel related costs are the most significant component of each of these expense categories. During the period from January 1, 2009 through September 30, 2010, we increased the number of our employees and full time independent contractors by 39%, from 381 to 529. We expect to continue to hire new employees to support our expected growth.
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

Stock-Based Compensation
     Cost of revenue and operating expenses include stock-based compensation expense. We expense stock-based payment awards with compensation cost for stock-based payment transactions measured at fair value. For the three months ended September 30, 2010 and 2009, we recorded an expense of $4.6 million and $2.8 million, respectively, and for the nine months ended September 30, 2010 and 2009, we recorded an expense of $11.9 million and $7.7 million, respectively. Based on stock-based awards granted from 2006 through 2010, a future expense of non-vested options of $37.6 million is expected to be recognized over a weighted average period of 2.77 years.
Other Income (Expense), Net
     Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and investments. We have invested cash in high quality securities generally of a short duration and are not materially affected by fluctuations in interest rates. Other income (expense) also includes gains (losses) from foreign currency translation adjustments of our international activities. The functional currency of our international operations in Europe and Asia is the United States, or U.S., dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense).
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
Results of Operations
Comparison of Three Months Ended September 30, 2010 and 2009
Revenue

	Three Months Ended September 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$45,328	80%	$27,726	76%	$17,602	63%
Maintenance, support and service	11,286	20	8,621	24	2,665	31

Total revenue	$56,614	100%	$36,347	100%	$20,267	56%

Revenue by Geography:
United States and Canada	$32,915	58%	$19,456	54%	$13,459	69%
International	23,699	42	16,891	46	6,808	40

Total revenue	$56,614	100%	$36,347	100%	$20,267	56%

Revenue by Sales Channel:
Direct	$27,299	48%	$14,535	40%	$12,764	88%
Indirect	29,315	52	21,812	60	7,503	34

Total revenue	$56,614	100%	$36,347	100%	$20,267	56%

     The $17.6 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue, reflecting an increase in our customer base, coupled with an increase in the average selling price of our systems due to changes in both our product software configuration mix, including software upgrades, and the mix of system platforms purchased by our customers. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the price for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity support for higher number of signaling protocols and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to our direct sales channel and, to a lesser extent, our indirect sales channel. Direct product revenues increased $11.6 million, primarily due to an increase attributable to customers in the United States and Canada. Indirect product revenues increased $6.0 million primarily due to a $5.7 million increase attributable to our international customers as well as an increase of $365,000 in indirect product revenues related to customers in the United States and Canada.
     Maintenance, support and service revenue increased by $2.7 million primarily due to increases in maintenance and support fees associated with the growth in our installed product base.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2010		2009
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$7,903	17%	$5,178	19%	$2,725	53%
Maintenance, support and service	2,556	23	1,773	21	783	44

Total cost of revenue	$10,459	18%	$6,951	19%	$3,508	50%

Gross Profit:
Product	$37,425	83%	$22,548	81%	$14,877	66%
Maintenance, support and service	8,730	77	6,848	79	1,882	27

Total gross profit	$46,155	82%	$29,396	81%	$16,759	57%

     The $2.7 million increase in cost of product revenue was primarily due to (a) a $1.5 million increase in direct product costs resulting from an increase in the number of systems recognized as, (b) a $655,000 increase in costs associated with amounts reserved against inventory deemed to be excess or obsolete, (c) a $213,000 increase in depreciation of fixed assets and amortization of developed technology acquired in the acquisition of Covergence, (d) a $140,000 increase in salaries, wages and related benefits, (e) a $104,000 increase in freight costs and (f) a $77,000 increase in stock-based compensation expense. The balance was due to increased overhead and other manufacturing related costs.
     The $783,000 increase in cost of maintenance, support and service revenue was primarily due to (a) a $365,000 increase in the reserve for warranty repairs and product costs associated with performance of our maintenance obligations due to the expansion of our customer install base, (b) a $186,000 increase in salaries and related benefits corresponding to a 26% increase in employee headcount for our support and services organization to support our rapidly growing customer base, (c) a $125,000 increase in stock-based compensation expense and (d) a $38,000 increase in travel expenses. The balance was due to increases in overhead and other maintenance, support and service related costs.
     Product gross margin increased 2 percentage points primarily due to an increase in the number of units sold in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, which resulted in fixed manufacturing costs being absorbed by a higher product volume base. The product platform mix was also a factor for the increase in the average selling price of systems sold in the three months ended September 30, 2010.
     Gross margin on maintenance, support and service revenue decreased 2 percentage points, primarily due to an increase in reserves for warranty repairs and product costs associated with performance of our maintenance obligations. The 26% increase in employee headcount for our support and services organization to support our rapidly growing customer base was also a factor for the increase in salaries and related benefits.
     We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent for the foreseeable future.

Operating Expenses

	Three Months Ended September 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$17,012	30%	$13,703	38%	$3,309	24%
Research and development	8,896	16	7,271	20	1,625	22
General and administrative	3,906	7	3,253	9	653	20

Total operating expenses	$29,814	53%	$24,227	67%	$5,587	23%

     The $3.3 million increase in sales and marketing expense was primarily due to (a) a $1.6 million increase in salaries, commissions associated with increased revenues, bonuses and other benefits associated with a 26% increase in the number of sales and marketing personnel, (b) a $745,000 increase in stock-based compensation expense, (c) a $303,000 increase in depreciation and amortization expense due to capital expenditures for evaluation systems, (d) a $303,000 increase in facility costs related to a larger sales office in Madrid, Spain and the amortization of deferred rent for our corporate headquarters in Bedford, MA, (e) a $283,000 increase in expenditures associated with marketing programs, including trade shows, (f) a $243,000 increase in travel and entertainment expenses reflecting the afore mentioned increase in related headcount and (g) a $92,000 increase in professional search fees. These increases were partially offset by a $130,000 decrease in training costs and a $112,000 decrease in third party services. The balance was due to increased overhead costs. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. We anticipate that sales and marketing expense will modestly increase as a percentage of total revenue for the foreseeable future.
     The $1.6 million increase in research and development expense was primarily due to (a) a $864,000 increase in salaries, bonuses and other benefits associated with an 13% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, (b) a $320,000 increase in stock-based compensation expense, (c) a $174,000 increase in facility costs, (d) a $66,000 increase in software and other maintenance costs for lab and other engineering equipment, (e) a $63,000 increase in third party services and (f) a $62,000 increase in computer and engineering supplies. The balance was primarily due to increased overhead costs. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.
     The $653,000 increase in general and administrative expense was primarily due to (a) a $525,000 increase in stock-based compensation expense, (b) a $244,000 increase in salaries, bonuses and other benefits associated with an 22% increase in the number of employees and (c) a $44,000 increase in facility costs. These increases were partially offset by a $285,000 decrease in corporate taxes. The balance was due to increased overhead costs. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, insurance costs and investor relations expense. However, we expect general and administrative expense will decrease as a percentage of total revenue for the foreseeable future.
Operating and Other Income

	Three Months Ended September 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Income from operations	$16,341	29%	$5,169	14%	$11,172	216%
Interest income	157	—	40	—	117	293
Other income (expense)	32	—	(12)	—	44	(367)

Income before provision for income taxes	16,530	29	5,197	14	11,333	218
Provision for income taxes	6,065	11	1,617	4	4,448	275

Net income	$10,465	18%	$3,580	10%	$6,885	192%

     Interest income (expense) consisted of income generated from the investment of our cash balances. The increase in interest income was primarily due to higher average interest rates due to a change in the nature of our investments as well as an increase in the average cash balance in the three months ended September 30, 2010.
     Other income primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The increase in other income was primarily due to fluctuations in the value of the Euro and British Pound.
     Our effective tax rate was approximately 37% and 31% for the three months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to the disallowance of the United State federal research and development tax credit in 2010, which was available in 2009. We currently expect to realize recorded net deferred tax assets as of September 30, 2010 of $17.2 million. Our conclusion that these assets will be recovered is based upon the expectation that our current and future earnings will provide sufficient taxable income to realize the recorded tax assets. The realization of our net deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded net deferred tax asset would not be realizable. Approximately $7.1 million of the deferred tax assets recorded as of September 30, 2010 is attributable to benefits associated with stock-based compensation charges. In accordance with the guidance in Accounting Standards Codification, ASC, 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.
Comparison of Nine Months Ended September 30, 2010 and 2009
Revenue

	Nine Months Ended September 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$129,452	80%	$75,020	75%	$54,432	73%
Maintenance, support and service	31,548	20	25,175	25	6,373	25

Total revenue	$161,000	100%	$100,195	100%	$60,805	61%

Revenue by Geography:
United States and Canada	$97,587	61%	$54,373	54%	$43,214	79%
International	63,413	39	45,822	46	17,591	38

Total revenue	$161,000	100%	$100,195	100%	$60,805	61%

Revenue by Sales Channel:
Direct	$78,989	49%	$38,037	38%	$40,952	108%
Indirect	82,011	51	62,158	62	19,853	32

Total revenue	$161,000	100%	$100,195	100%	$60,805	61%

     The $54.4 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue in the nine months ended September 30, 2010 as compared to the same period in 2009, reflecting a significant increase in our customer base, coupled with an increase in the average selling price of our systems due to a change in both our product software configuration mix, including software upgrades, and the mix of system platforms purchased by our customers. The product configuration, which reflects the mix of session capacity, requested features and protocols, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to our direct sales channel and, to a lesser extent, our indirect sales channel. Direct product revenues increased $38.9 million, primarily due to a $37.9 million increase attributable to customers in the United States and Canada, and to a lesser extent, an increase of $1.0 million in direct product revenues generated by our international customers. Indirect product revenues increased $15.5 million primarily due to a $14.0 million increase attributable to our international customers, and, to a lesser extent, an increase of $1.5 million attributable to our customers in the United States and Canada.

     Maintenance, support and service revenue increased by $6.4 million primarily due to increases in maintenance and support fees associated with the growth in our installed product base.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2010		2009
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$22,886	18%	$15,280	20%	$7,606	50%
Maintenance, support and service	6,964	22	3,903	16	3,061	78

Total cost of revenue	$29,850	19%	$19,183	19%	$10,667	56%

Gross Profit:
Product	$106,566	82%	$59,740	80%	$46,826	78%
Maintenance, support and service	24,584	78	21,272	84	3,312	16

Total gross profit	$131,150	81%	$81,012	81%	$50,138	62%

     The $7.6 million increase in cost of product revenue was primarily due to (a) a $4.7 million increase in direct product costs resulting from an increase in the number of systems recognized as revenue in the nine months ended September 30, 2010 as compared to the same period in 2009, (b) a $1.1 million increase in depreciation and amortization of developed technology acquired in the acquisition of Covergence, (c) a $954,000 increase in costs associated with amounts reserved against inventory deemed to be excess or obsolete, (d) a $412,000 increase in salaries, wages and related benefits, (e) a $181,000 increase in freight costs, (f) a $176,000 increase in stock-based compensation expense and (g) a $79,000 increase in manufacturing supplies. The balance was due to increased overhead and other manufacturing related costs.
     The $3.1 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $1.3 million increase in the reserve for warranty repairs and product costs associated with performance of our maintenance obligations, (b) a $1.1 million increase in salaries and related benefits corresponding to a 26% increase in employee headcount for our support and services organization to support our rapidly growing customer base, (c) a $322,000 increase in stock-based compensation expense, (d) a $118,000 increase in freight costs associated with our maintenance and warranty obligations and (e) a $98,000 increase in travel expense. The balance was due to increased overhead and other maintenance, support and service related costs.
     Product gross margin increased 2 percentage points primarily due to an increase in the number of units sold in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In addition, the average selling price of our products increased as a result of a change in our product mix. Both of these factors resulted in our fixed manufacturing costs being absorbed by a higher product volume base.
     Gross margin on maintenance, support and service revenue decreased 6 percentage points, due to an increase in salaries and related benefits corresponding to a 26% increase in employee headcount for our support and services organization to support our rapidly growing customer base without a corresponding increase in maintenance, support and service revenue. The increase in reserve for warranty repairs and product costs associated with performance of our maintenance obligations was also a factor.
Operating Expenses

	Nine Months Ended September 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$50,062	31%	$37,647	38%	$12,415	33%
Research and development	26,235	16	20,513	20	5,722	28
General and administrative	10,785	7	9,674	10	1,111	11
Merger and integration-related costs	—	—	1,102	1	(1,102)	(100)

Total operating expenses	$87,082	54%	$68,936	69%	$18,146	26%

     The $12.4 million increase in sales and marketing expense was primarily due to (a) a $7.3 million increase in salaries, commissions associated with increased revenues, bonuses and other benefits associated with a 26% increase in the number of sales and marketing personnel, (b) a $1.8 million increase in stock-based compensation expense, (c) a $923,000 increase in depreciation and amortization expense due to capital expenditures for evaluation systems, (d) a $747,000 increase in travel expenses resulting from the increase in our headcount, (e) a $730,000 increase in facility costs related to a larger sales office in Madrid, Spain as well as the amortization of deferred rent for our corporate headquarters in Bedford, MA, (f) a $510,000 increase in expenditures associated with marketing programs, including trade shows, (g) a $220,000 increase in professional search fees associated with the growth in headcount and (h) a $129,000 increase in software and other maintenance fees. The balance was due to increased overhead costs.
     The $5.7 million increase in research and development expense was primarily due to (a) a $3.5 million increase in salaries, bonuses and other benefits associated with a 13% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, (b) a $1.0 million increase in stock-based compensation expense, (c) a $479,000 increase in facility costs, (d) a $277,000 increase in outside consulting services, (e) a $175,000 increase in software and other maintenance fees for lab and other engineering equipment, (e) an $87,000 increase in depreciation and amortization expense due to capital expenditures for lab and other engineering equipment, (f) an $80,000 increase in travel expenses and (g) a $76,000 increase in professional service fees. The balance was due to increased overhead costs. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market.
     The $1.1 million increase in general and administrative expense was primarily due to (a) a $913,000 increase in stock-based compensation expense, (b) a $523,000 increase in salaries, bonuses and other benefits associated with a 22% increase in the number of employees, (c) a $114,000 increase in office and computer supplies and (d) a $52,000 increase in travel expenses. These increases were partially offset by (a) a $549,000 decrease in bad debt expense and (b) a $131,000 decrease in depreciation expense. The balance was due to increased overhead costs.
     During the nine months ended September 30, 2009, we incurred $1.1 million of merger and integration-related costs associated with our acquisition of Covergence in April 2009, including $585,000 of transaction expenses and $517,000 of severance related charges pertaining to 20 employees of Covergence across all functional areas who were terminated on April 30, 2009. There were no such costs incurred in the nine months ended September 30, 2010.
Operating and Other Income

	Nine Months Ended September 30,
	2010		2009
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Income from operations	$44,068	28%	$12,076	12%	$31,992	265%
Interest income	397	—	205	—	192	94
Other expense	(43)	—	(55)	—	12	(22)

Income before provision for income taxes	44,422	28	12,226	12	32,196	263
Provision for income taxes	15,895	10	4,195	4	11,700	279

Net income	$28,527	18%	$8,031	8%	$20,496	255%

     Interest income consisted of income generated from the investment of our cash balances. The increase in interest income was primarily due to higher average interest rates due to a change in the nature of our investments as well as an increase in the average cash balance in the nine months ended September 30, 2010.
     Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in other expense was primarily due to fluctuations in the value of the Euro and British Pound.
     Our effective tax rate was approximately 36% and 34% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to the disallowance of the United State federal research and development tax credit in 2010, but which was available in 2009.

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
     Key measures of our liquidity are as follows:

		As of and
	As of and for	for the
	the Nine	Year
	Months Ended	Ended
	September 30,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$110,642	$90,471
Short-term and long-term investments	126,380	84,516
Accounts receivable, net	30,289	25,604
Working capital	243,064	123,452
Cash provided by operating activities	32,749	45,146
Cash used in investing activities	(53,772)	(84,156)
Cash provided by financing activities	41,194	3,758
     Cash, cash equivalents, short-term and long-term investments. Our cash and cash equivalents at September 30, 2010 were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. Our short-term and long-term investments consist of high quality government treasuries and bonds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $837,000 and $1.1 million at September 30, 2010 and December 31, 2009, respectively, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our former corporate headquarters in Burlington, Massachusetts, our sales office in Madrid, Spain as well as our new corporate headquarters in Bedford, Massachusetts to which we relocated to in July 2010.

     Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 48 days at September 30, 2010 and 56 days at December 31, 2009. The decrease in DSO at September 30, 2010 was primarily due to the receipt of cash on product orders prior to their recognition as revenue during the three months ended September 30, 2010.
     Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provision for bad debts, stock-based compensation, tax benefits associated with stock option exercises and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2010 was $32.7 million and consisted of (a) $28.5 million of net income, (b) non-cash adjustments of $1.2 million (consisting primarily of $11.9 million of stock-based compensation expense, $5.8 million of depreciation and amortization expense, and $1.4 million of amortization of the premium/discount on investments), and (c) $5.4 million provided by working capital and other activities, partially offset by $20.4 million related to excess tax benefits from the exercise, by employees, of stock options and $54,000 for the bad debts provision. Cash provided by working capital and other activities primarily reflected increases of $12.8 million in accrued expenses and other current liabilities and decreases of $899,000 and $76,000 in deferred product costs and accounts payable, respectively, partially offset by increases of $4.7 million in accounts receivable, $1.9 million in inventory, $339,000 in other assets and a $2.1 million decrease in deferred revenue. The increase of $12.8 million in accrued expenses primarily represents the effect of excess tax benefits used to offset our tax liability in the nine months ended September 30, 2010. The level of benefits available in the same period in 2009 was significantly less. The increase of $4.7 million in accounts receivable and the $1.9 million increase in inventory is primarily attributable to the amount of revenue recognized in the nine months ended September 30, 2010 as compared to the same period in 2009. The $2.1 million decrease in deferred revenue is attributable to the timing of revenue recognition on customer orders. The timing of revenue recognition is affected by, among other things, the timing of the receipt of customer orders, and the contractual acceptance terms under which these orders are placed.
     Investing activities. Cash used in investing activities in the nine months ended September 30, 2010 was $53.8 million, which included $151.0 million in purchases of marketable securities and $10.6 million in purchases of property and equipment, all of which were partially offset by the receipt of $107.8 million in proceeds from sales and maturities of marketable securities.
     Financing activities. Net cash provided by financing activities included proceeds from the exercise of common stock options in the amount of $20.8 million during the nine months ended September 30, 2010 and $20.4 million of excess tax benefits from the exercise of stock options.
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
Requirements
     Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, improvements to our leased corporate headquarters in Bedford, Massachusetts and other general purposes to support our growth. Our capital expenditures totaled $10.6 million in the nine months ended September 30, 2010. We expect to spend an additional $1.0 million to $2.0 million in capital expenditures in the remainder of 2010, excluding any investment related to the expansion of our headquarters in July 2010.
     Contractual obligations and requirements. Our only significant contractual obligations relate to the lease of our corporate headquarters in Bedford, Massachusetts to which we relocated in July 2010 and our office facilities in Madrid, Spain.

     On December 10, 2009 we entered into a lease dated as of November 23, 2009 with MSCP Crosby, LLC to secure office space for our corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts. The commencement date for occupancy under the lease was June 1, 2010. The lease for our former corporate headquarters at 71 Third Avenue, Burlington, Massachusetts expired on July 31, 2010.
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
     In addition to base rent, the lease for our new corporate headquarters requires us to pay our proportionate share of certain taxes and operating expenses, as further set forth in the lease. We received lease incentives, including free rent for the first six months of occupancy, which totaled approximately $1.2 million, and allowances for tenant improvements totaling approximately $3.2 million. We are recognizing the total base rent payable of $14.5 million ratably over the initial lease term of the lease which is 78 months. The allowances for tenant improvements is being amortized on a straight-line basis over the initial lease term as a reduction of rental expense.
     On July 12, 2010 we entered into a lease amendment dated as of June 1, 2010 with MSCP Crosby, LLC to secure additional office space at our new corporate headquarters. The commencement date for occupancy under the amendment is July 1, 2010. The lease amendment provides for an additional 27,161 square feet of space. We are not required to pay any rent on this additional space until August 1, 2011 at which point our rent will be $245,292 per month for the entire facility. In addition to the free rent, we are receiving allowances for tenant improvements totaling approximately $447,000.
     In connection with the signing of the lease for our new headquarters, we have deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of approximately $603,000.
Off-Balance-Sheet Arrangements
     As of September 30, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of September 30, 2010, our foreign exchange exposure would have fluctuated by less then $10,000.
Interest Rate Risk
     At September 30, 2010, we had unrestricted cash, cash equivalents and short-term investments totaling $237.0 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital requirements. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

ITEM 4. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to enable us to record, process, summarize and report information required to be included in our periodic filings under the Exchange Act and to ensure that information required to be disclosed in such filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks discussed below, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, some of which are updated below. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 12 of this Quarterly Report on Form 10-Q.
Risks Relating to Our Business
We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.
     As of September 30, 2010, we had 112 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 52% and 60% of our total revenue in the three months ended September 30, 2010 and 2009, respectively, and 51% and 62% in the nine months ended September 30, 2010 and 2009, respectively. One distribution partner accounted for 25% and two for 31%, of our total accounts receivable as of September 30, 2010 and December 31, 2009, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. For example, one of our distribution partners entered into bankruptcy proceedings in January 2009, which caused us to increase our allowance for doubtful accounts as of December 31, 2008. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase solutions from our competitors rather than from us. Under our contracts with our distribution partners, they generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.
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
     We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, two customers accounted for 28% and 21% of our total revenue in the three months ended September 30, 2010 and 2009, respectively, and one and two such customers accounted for 12% and 30% of our total revenue in the nine months ended September 30, 2010 and 2009, respectively. Additionally, we do not enter into long term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.
If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.
     We continued to expand our operations in 2009 and the first nine months of 2010. For example, during the period from January 1, 2009 through September 30, 2010, we increased the number of our employees and full-time independent contractors by 39%, from 381 to 529. We have also increased the number of our employees and full-time independent contractors located outside the United States in multiple countries and as a result we are required to comply with varying local employment and tax laws for each of these new locations. In connection with the acquisition of Covergence in April 2009, we added 39 employees. In addition, our total operating expenses increased by 53% in 2007, 18% in 2008, 23% in 2009, and for the nine months ended September 30, 2010 were 26% higher than for the nine months ended September 30, 2009. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, domestically and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.
     We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to manage future expansion, our ability to provide quality products and services could be harmed, which would damage our reputation and brand and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Over the long-term we intend to increase our investment in engineering, sales, marketing, service, manufacturing and administration activities, and these investments may achieve delayed or lower than expected benefits, which could harm our operating results.
     Over the long-term, we intend to continue to add personnel and other resources to our engineering, sales, marketing, service, manufacturing and administrative functions as we focus on developing emerging technologies, the next wave of advanced technologies, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our consolidated financial position, results of operations, or cash flows may be adversely affected.
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
ITEM 3. Defaults Upon Senior Securities.
     None.
ITEM 4. Removed and Reserved.
ITEM 5. Other Information.
     None.
ITEM 6. Exhibits.
The following is an index of the exhibits included in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (Commission File No. 001-33041)).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683)).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on December 11, 2007 (Commission File No. 001-33041)).

10.1	Lease Amendment entered into on July 12, 2010 and dated as of June 1, 2010 to the Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC. (Registrant)
Date: October 28, 2010	By:	/s/ Andrew D. Ory
Andrew D. Ory
President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2010	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer (Principal Financial Officer)