Form 10-K
period 2010-12-31
ACME PACKET INC
filed 2011-02-18
CIK 1130258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                           (Do not check if a smaller
                             reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2010, was $1,283,106,397. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

65,119,935 shares of the registrant’s common stock were outstanding as of February 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21 E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to attract and retain customers;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our financial performance;

•	our expectations regarding our revenue, cost of revenue and our related gross profit and gross margin;

•	our development activities, expansion of our product offerings and the emerging opportunities for our solutions;

•	our position in the session border control market;

•	the effect of the worldwide economy on purchases of our products;

•	the expectations about our growth and acquisitions of new technologies;

•	the demand for and the growth of worldwide revenues for session border control solutions;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufacturers;

•	the advantages of our technology as compared to that of our competitors;

•	our expectations regarding the realization of recorded deferred tax assets; and

•	our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities, difficulties leveraging market opportunities, poor product sales, long sales cycles, difficulties in developing new products, difficulties in our relationships with vendors and partners, risks associated with international operations, difficulty in managing rapid growth and increased competition, and those factors we discuss in this Annual Report on Form 10-K under the caption “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission, or SEC. You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. These risk factors are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance.

PART I

Item 1.	Business

Overview

Acme Packet, Inc. is a leading provider in session border control solutions which enable the delivery of trusted, first-class interactive communications—voice, video and multimedia sessions—and data services across internet protocol, or IP, network borders.

Session border control is a service delivery architecture encompassing many different product categories. Our Net-Net product family of session border controllers, or SBCs, session aware load balancers, or SLBs, session routing proxies, or SRPs, and multiservice security gateways, or MSGs, supports multiple applications in enterprise networks and fixed line, mobile, over-the-top and application service provider networks. These applications range from voice over IP, or VoIP, trunking to hosted enterprise and residential services to fixed-mobile convergence. Our products satisfy critical security, service assurance and regulatory requirements in these networks.

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

We began shipping our Net-Net products in 2002. Since that time, more than 1270 customers, consisting of service providers, enterprises, governments and contact centers in 105 countries, have purchased our products.

We sell our products and support services through over 140 distribution partners and through our direct sales force. Our distribution partners include many of the largest networking and IP communications equipment vendors throughout the world.

We were founded in 2000 under the name Primary Networks, Inc. and changed our name to Acme Packet, Inc. in January 2001. Our principal executive offices are located at 100 Crosby Drive, Bedford, MA 01730. Our telephone number is (781) 328-4400. Our website address is www.acmepacket.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC:

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

Challenges of IP Networks in Delivering Session-Based Communications

IP networks were designed initially to provide reliable delivery of data services such as file downloads and website traffic that are not sensitive to latency or time delay. If data packets are lost or misdirected, an IP network exhibits tremendous resiliency in re-transmitting and eventually executing the desired user request, which generally is an acceptable result for these types of data services. However, IP networks historically have not been capable of guaranteeing real time, secure delivery of high quality sessions based communications such as interactive voice and video.

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

Additionally, unlike typical data communications, not all session based communications can be treated with the same priority. For example, a 911 call or a high quality enterprise video conference should take priority over a person calling into a reality television program.

Limitations of Existing Network Elements

Successful session-based communications require tight integration between signaling and media control. However, existing network elements such as softswitches, IP private branch exchanges, or IP PBXs, unified communication servers, routers and data firewalls do not provide the control functions required for session based communications.

•	Softswitches, IP PBXs and unified communication servers set-up interactive communication sessions using signaling protocols such as, session initiation protocol, or SIP, H.323, media gateway control protocol, or MGCP and H.248. There, session agents process only signaling messages while performing a variety of signaling based functions, such as user registration, authentication, authorization and session routing based upon telephone numbers or SIP addresses. These session agents currently do not provide functions relating to, for example, media control for interactive communication sessions or protection against signaling based denial of service and distributed denial of service, or DoS/DDoS, attacks. DoS/DDoS attacks prevent network equipment from receiving legitimate network traffic by overloading network equipment with unrequested information.

•	Routers make simple routing decisions for IP packets based upon IP addresses. Routers do not participate in call signaling, and therefore, are unable to recognize the multiple individual data packets that comprise a single voice call or multimedia session. Without signaling intelligence, routers currently are unable to perform key border control functions such as softswitch overload prevention or call routing based upon quality and cost requirements. Routers may use a number of quality of service technologies, such as multi-protocol label switching, or MPLS, differentiated services, or diffServ, and resource reservation protocol, or RSVP, to provide preferential treatment to certain IP packets. However, routers using these technologies are currently incapable of classifying all the communications flows associated with a single voice call and handling those communications flows correctly as a single entity. Without the ability to identify the multiple individual packets that comprise a session, control call signaling, or understand the access link capacity and utilization, the router is unable to make any call admission or rejection decisions. As a result, the router will continue to send packets along a path even though the session should have been rejected because the quality was insufficient for the requested session. When this overloading of a path occurs, not only is the quality of the session associated with that packet insufficient to support the session, but other sessions using that same path also will suffer degradation.

•	Data firewalls are the most common security element in IP networks. Firewalls work by allowing into the network only traffic that has been requested from inside the network and by presenting a single IP address for all of the personal computers, phones and other devices behind it. The firewall effectively blocks session based communications because it does not allow incoming calls from unknown endpoints. Furthermore, firewalls are not capable of identifying and protecting against service overloads or DoS/DDoS attacks on other signaling elements such as the softswitch.

Our Solution

Our session border control solutions provide controls in five areas:

•	Security—Our products protect themselves, softswitches, IP PBXes, unified communication, or UC, servers and other service delivery infrastructure elements, as well as customer networks, systems and relationships. They protect customer networks and session privacy, and provide DoS/DDoS protection from malicious attacks and non-malicious overloads.

•	Service and application reach maximization—Our products extend the reach of interactive communications by enabling interoperability to maximize the different types of networks and devices supported. Support is provided for enabling sessions to traverse existing data firewall/network address translation, or NAT, devices, bridging private networks using overlapping IP addresses and virtual private networks, or VPNs, mediating between different signaling, transport and encryption protocols, converting between incompatible codecs, and translating signaling layer telephone numbers, addresses and response codes.

•	Service level agreement assurance—Our products play a critical role in assuring session capacity and quality. They perform admission control to ensure that both the network and service infrastructure has the capacity to support a session with high quality. Our products also monitor and report actual session quality to determine compliance with performance specifications set forth in service level agreements between service providers and enterprises, and their external or internal customers.

•	Regulatory compliance—Our products enable compliance with government mandated regulations worldwide, including emergency services such as E-9-1-1, national government priority services such as Government Emergency Telecommunications Service, or GETS, and lawful intercept such as the Communications Assistance for Law Enforcement Act, or CALEA, in the United States.

•	Revenue and cost management—Our products enable organizations to increase revenues and control costs by protecting against both bandwidth and quality of service theft, by routing sessions optimally to minimize costs and by providing accounting and related mechanisms to maximize billable sessions.

Our Strategy

Principal elements of our strategy include:

•	Continuing to satisfy the evolving border requirements of enterprises and fixed line, mobile and over-the-top service providers. Our product deployments position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality. We may develop new products organically, or through selective acquisitions.

•	Implementing new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs.

•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•	Facilitating and promoting service interconnects and federations among our customers. We intend to drive increased demand for our products by helping our customers extend the reach of their services and applications and, consequently, to increase the value of their services to their customers.

•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.

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

Session control policy.  This software based function defines and collects the information needed to make a number of decisions. Session control policy includes the following:

•	Admission control, which determines whether session initiation requests should be accepted based upon session agent availability and load, bandwidth availability and observed session quality;

•	Routing, which determines the next session agent on the network based upon multiple metrics, including source, destination, service provider preference, prefix, cost, time of day and time of week;

•	Load balancing, which determines how sessions should be load balanced across multiple signaling elements on the network utilizing round-robin, hunt, least busy or proportional allocations; and

•	Call limiting, which limits the number or rate of calls to prevent overloads from less valuable sources or destinations.

Session signaling service. This software based element supports a broad range of signaling protocols such as SIP, H.323, MGCP/Network-Based Call Signaling Protocol, or NCS, and H.248. Based on information received from the session control function, the signaling service function selects the best path through the network for each session. It selects the next signaling element in the network, such as user devices, softswitches, gateways and application servers that each session should visit. To initiate the session, this function signals the next device along the path. If no acceptable path is available, the signaling service rejects the initiation request. It performs network address and port translations for addresses exposed in the signaling messages for security and bridging incompatible networks, strips previous routing information to hide customers or suppliers and adds or strips codecs to ensure codec compatibility. It also determines if the media flows should be released peer-to-peer between endpoints or relayed through the media control function. For relayed sessions, it passes address information for the next signaling element in the path to the media control function. The signaling service also performs protocol repair and interworking by, for example, converting one protocol into another. Lastly, this function is able to track sessions for reporting and billing purposes.

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

DoS/DDoS attack prevention entails blocking all attacks and overloads at the SBC. Many of the session routing policies described above prevent signaling and media overloads on the service infrastructure from legitimate subscribers. A hardware based encryption engine can ensure confidentiality of both signaling and media flows for subscriber sessions.

Our Products

Our Net-Net family of products consists of the Net-Net OS software platform, the 2600, 3800, 4500 and 9200 platforms; the 4500 Advanced Telecommunications Computing Architecture blade, or ATCA blade; Element Management System, or EMS, and Route Manager Central, or RMC, management applications. The brand name “Net-Net” reflects the role of these products in interconnecting IP networks for voice, video and multimedia services. Our Net-Net products serve as a central element in unifying the separate IP networks that comprise wireline, wireless and cable networks. Our products include our hardware platforms and proprietary software. They deliver high quality border control functionality, performance, capacity, scalability, availability and manageability, while allowing service providers and enterprises to deliver high quality, secure, real-time, interactive communications.

Acme Packet Net-Net OS

The Acme Packet Net-Net OS is our software platform that supports SBC, SLB, MSG, and SRP, configurations. It operates on the Net-Net 2600, 3800, 4500 and 9200 platforms, and on the Net-Net 4500 ATCA blade. It offers rich border control functionality in terms of architectural flexibility, signaling protocol breadth, control function and feature depth, and carrier class availability and manageability.

Net-Net OS supports all five required border control functions:

•	Security. Net-SAFE, our security framework, protects the service delivery infrastructure and customer/subscriber networks, systems and relationships with support for SBC/MSG DoS/DDoS protection, access control, topology hiding, session privacy, virtual private network separation, service infrastructure DoS/DDoS prevention and fraud prevention.

•	Service reach maximization. Our products extend the reach of offered services by maximizing the different types of networks and devices supported. Critical features include: NAT traversal, which is the ability to enable communication sessions to be carried over existing data firewall and NAT devices; bridging of private and public IPv4 and IPv6 address spaces including VPNs, signaling, encryption and transport protocol interworking; transcoding; and number, address and response code translations.

•	Service level agreement assurance. Our products support a number of features designed to guarantee session capacity and quality. These features include: admission control based upon signaling element load, bandwidth availability (including policy server interfaces) and observed quality of service; quality of service marking and mapping; and quality of service reporting.

•	Revenue optimization and cost efficiency. Net-Net OS includes a number of features that help customers maximize revenues and minimize costs. These include protection against revenue leakage from service theft, including bandwidth policing, quality of service theft protection, accounting, session timers, least-cost routing and load balancing.

•	Regulatory compliance. Our products support compliance with government mandated regulations worldwide, including emergency services such as E-9-1-1, GETS and lawful intercept such as CALEA in the United States.

Other Net-Net OS features include the following:

•	Multi-protocol support. Net-Net OS provides support for a broad range of signaling protocols for interworking, load balancing and routing, and decomposed SBC control.

•	High availability. Our high availability configurations protect against loss of service in the event of hardware or software failures. The check pointing of media, signaling and configuration state is designed to ensure no loss of active calls or support for new call requests.

•	Management. Our products support a comprehensive collection of element management tools and operational support system interfaces.

•	Architectural flexibility. Our products support different architectural models. Our SBCs can be configured as an integrated solution with signaling service and media control (each of which is described above), supported on a single hardware platform or a decomposed solution with media control and signaling service supported on two separate hardware platforms. An integrated SBC may also be integrated with a MSG. The choice of integrated or decomposed SBC solutions provides our distribution partners and customers with increased flexibility and scalability in implementing next generation architectures. An integrated SBC solution offers more session border control functionality and simplifies the evaluation, deployment and ongoing support of the product. A decomposed solution enables scaling the signaling and media control elements independently for optimum performance and capacity.

Acme Packet Net-Net Platforms

The Acme Packet Net-Net platforms address a broad range of interactive communications requirements for performance, capacity and bandwidth. Each of these platforms is more fully discussed below:

•	Acme Packet Net-Net 2600 platforms, obtained from our Covergence acquisition in April 2009, deliver an integrated SBC configuration optimized for enterprises and contact center applications. The 1 rack-unit, or 1U, form factor Net-Net 2610 and 2U Net-Net 2620 are Acme Packet supported Intel quad core servers operating Net-Net OS-E in a Linux software environment.

•	Acme Packet Net-Net 3800 platform, introduced in the first quarter of 2009, is our integrated SBC and SRP solution for low-capacity deployments in service provider, government defense and security focused agencies, enterprises and contact centers. The 1U Net-Net 3800 and all higher capacity platforms feature Acme Packet’s custom hardware design tightly integrated with Net-Net OS to satisfy the most critical infrastructure security requirements.

•	Acme Packet Net-Net 4500 platform, shipping since the third quarter of 2008, delivers unmatched performance and configuration capabilities in a 1U form factor. It supports all Acme Packet Net-Net SBC, SLB, MSG and SRP configurations, functions and features supported by Acme Packet’s Net-Net OS.

•	Acme Packet Net-Net 4500 ATCA blade, consisting of an ATCA front card and rear transition module, is designed to be easily integrated by wireless and wireline communication systems vendors into their 14U ATCA chassis. The blade also supports all Acme Packet Net-Net SBC, MSG and SRP configurations and all the functions and features supported by Acme Packet’s Net-Net OS.

•	Acme Packet Net-Net 9200 platform, introduced in 2005, offers our highest levels of performance, capacity and availability for service provider and enterprise deployments in a single 7U hardware chassis based system. The Net-Net 9200 also supports high capacity transcoding and transrating for a wide selection of wireline and wireless codecs.

The following table outlines the differentiating features of our hardware platforms:

	Net-Net 2600	Net-Net 3800

Signaling performance (relative sessions/second)	1 x	1 x
Media capacity with quality of service reporting (maximum number of sessions)	4,000	4,000
Transcoding capacity (maximum number of sessions)	400	n/a
IPsec tunnel capacity maximum (number of tunnels)	n/a	5,000
Local route table capacity (maximum number of routes)	1 million	1 million
Network interfaces (maximum number and type)	(6) 1 Gbps	(4) 1 Gbps
DoS/DDoS protection, hardware-software based	Basic	Basic & Advanced
High availability configuration	Inter-system	Inter-system
Size of high availability configuration (rack units)	2	2

	Net-Net 4500	Net-Net 4500 ATCA	Net-Net 9200

Signaling performance (relative sessions/second)	2.6 x	2.6 x	7 x
Media capacity with quality of service reporting (maximum number of sessions)	64,000	64,000	128,000
Transcoding capacity (maximum number of sessions)	n/a	n/a	16,000
IPsec tunnel capacity maximum (number of tunnels)	200,000	200,000	500,000
Local route table capacity (maximum number of routes)	2 million	2 million	2 million
Network interfaces (maximum number and type)	(4) 1 Gbps	(4) 1 Gbps	(8) 1 Gbps or (2) 10 Gbps
DoS/DDoS protection, hardware-software based	Advanced	Advanced	Advanced
High availability configuration	Inter-system	Inter-system	Intra-system
Size of high availability configuration (rack units)	2	2	7

Acme Packet Net-Net OS-E

Acme Packet Net-Net OS-E, obtained in our Covergence acquisition in April 2009, is our enterprise SBC software for embedded OEM applications. The target host systems include IP PBXs, unified communications server platforms, small routers, internet access devices, or IADs, and other equipment deployed in small to medium businesses or large enterprise branch offices. It supports all the SBC protocols, functions and features supported by the Net-Net 2600 platform. Operating in Linux, it is available for standalone server and Virtual Machine (VMware or Xen) environments.

Acme Packet Net-Net EMS

The Acme Packet Net-Net EMS, is a network element management application for our Net-Net family of products. Net-Net EMS is designed to rapidly deploy and easily manage single or multiple Net-Net SBCs. As a standalone management system, Net-Net EMS is designed to support all required configuration, fault, performance and security management functions through an easy-to-use, browser based graphical user interface. Net-Net EMS can efficiently integrate into existing and next generation operational support systems, through industry standard interfaces.

Acme Packet Net-Net RMC

The Acme Packet Net-Net Route Manager Central, or Net-Net RMC, consolidates and automates the management and distribution of up to two million routes per SBC or SRP. This element management application can automatically distribute routing information to all or specific subsets of SBCs and SRPs in the network. The Net-Net RMC’s graphical user interface, or GUI, with global search and display capabilities simplifies route modification and creation. To enhance troubleshooting and maintenance, Net-Net RMC maintains a history of route changes and system updates and provides roll-back capability.

General

Customers can purchase our products in either a standalone or high-availability configuration and can license our software in various configurations depending on customers’ requirements for session capacity, feature groups and protocols. The pricing of our products depends upon the hardware platform and related options, the signaling protocols used, the number of active sessions or subscribers and the software feature group options.

Support and Services

We believe that the provision of a broad range of professional support services is an integral part of our business model. We offer services designed to deliver comprehensive support to our customers and distribution partners through every stage of our products’ deployment. Our services can be categorized as follows:

Professional Services.  Our professional services group provides pre-installation services, such as planning and consulting and network engineering and design, as well as configuration and network integration services.

Technical Assistance Center.  From our headquarters in Bedford, Massachusetts, we operate a technical assistance center to provide our customers with post-installation services such as support and maintenance, informational services, and technical support services. We provide remote assistance to customers worldwide, while providing periodic updates to our software and product documentation. To respond to our customers’ needs, our technical assistance group is available 24 hours a day, 7 days a week and accessible by phone, e-mail and our customer web portal.

Training.  We offer an array of training courses to our customers covering product and solutions overview, basic and advanced configuration and administration, troubleshooting and maintenance and security. We present these courses at our corporate and regional headquarters and at customer and partner sites.

We had 169 employees dedicated to providing these services as of December 31, 2010 as compared to 133 employees as of December 31, 2009. We believe our commitment to servicing our customers provides us with a competitive advantage by helping us to retain customers and to identify new product opportunities.

Sales and Marketing

We market and sell our products and support services indirectly through our distribution partners and directly through our sales force. Our sales and marketing team consisted of 150 employees and full time contractors as of December 31, 2010 as compared to 107 employees as of December 31, 2009.

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

Direct Sales.  Our direct sales team, with assistance from marketing, sells directly to large, individual service providers and enterprises worldwide. We maintain sales offices in Bedford, Massachusetts; Madrid, Spain; Seoul, Korea; Tokyo, Japan and Ipswich, United Kingdom. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Russia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the United States.

Indirect Distribution Partners

We utilize three different types of indirect distribution partners: value-added system resellers; distributors and original equipment manufacturers, or OEMs, to support our existing customers and to acquire new customers for our products and technology. System resellers purchase systems comprised of our software and hardware, integrate other value-added products and services, and resell the combined solution to end user customers. Our distributors resell our systems to system resellers that do not have a direct purchasing relationship with us. OEMs integrate Net-Net OS software or ATCA blades into their own branded products and resell them directly or indirectly to end user customers. The Acme Packet brand is a visible secondary brand in these solutions.

The agreements with our indirect distribution partners typically have a duration of one to three years and provide for a full spectrum of sales and marketing services, implementation services, technical and training support and warranty protection. They do not contain minimum sales requirements. We follow a standard contracting process with our indirect distribution partners. The first time a distribution partner places an order for any of our products, we enter into a master agreement that contains general terms and conditions applicable to all purchases or licensing of our products. By entering into this type of distribution partner agreement with us, a distribution partner does not become obligated to order or purchase any fixed or minimum quantities of our products. Our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other applicable delivery terms that are applicable to these products. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from distribution partners have been insignificant to date. As of December 31, 2010, we had over 140 distribution partners. Our partners include many of the largest networking, telecommunications equipment vendors and systems integrators in the world, as well as regionally focused organizations.

Customers

Our products and services have been selected by more than 1270 end user customers in 105 countries. These end user customers consist of legal entities that have either purchased products or services directly from us or have purchased our products through one of our distribution partners. Our end user customers include incumbent and competitive local exchange and long distance providers, international service providers, cable operators, internet telephony service providers, voice application service providers, wireless service providers, enterprises, contact centers, universities and government agencies. In addition to these many different customer profiles, our end user customers reflect different services and applications, network types, business models and countries.

Revenue from customers located outside the United States and Canada represented 38% of our total revenue in 2010, 46% of our total revenue in 2009 and 49% of our total revenue in 2008. The following is a list of our customers who accounted for at least 10% of our net revenue for the applicable period indicated below:

Year Ended December 31,
2010	2009	2008

Verizon Business—12%	Alcatel-Lucent—15%	Alcatel-Lucent—17%
Alcatel-Lucent—10%	Nokia Siemens Networks—14%	Nokia Siemens Networks—15%
		Sprint—10%

We follow a standard contracting process with all of our customers. The first time a customer places an order for any of our products we enter into a master agreement that contains general terms and conditions applicable to all purchases or licensing of our products by such customer. By entering into an end user or reseller agreement with us, a customer does not become obligated to order or purchase any fixed or minimum quantities of our products. Our customers generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other applicable delivery terms that are applicable to products.

Research and Development

Continued investment in research and development is critical to our business. We have assembled a team of 183 engineers as of December 31, 2010 as compared to 154 employees as of December 31, 2009, with expertise in various fields of communications and network infrastructure. Our research and development organization is responsible for designing, developing and enhancing our software products and hardware platforms, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party hardware and software products. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems. In addition, we have invested significant time and financial resources into the development of our Net-Net family of products.

Research and development expense totaled $35.6 million for 2010, $28.2 million for 2009 and $23.0 million for 2008.

Manufacturing

We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 3800, and 4500 series of products to Plexus Corporation and Benchmark Electronics, Inc. We subcontract all of the manufacturing of our Net-Net 2600 series of products to NEI, Inc. We subcontract all of the manufacturing of our Net-Net 9200 series of products to Plexus Corporation and TTM Technologies, Inc. We have written agreements with Plexus Corporation and Benchmark Electronics, Inc. We do not have any written agreements with NEI, Inc. or TTM Technologies, Inc. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other delivery terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules. In addition, we cannot be certain or provide any assurance that our manufacturers will accept all of our purchase orders, or any of them, and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications.

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

Our primary competitors include Cisco Systems, Inc., GENBAND Inc., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd. and Sonus Networks Inc. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with other market offerings. As the SBC market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers including some of our distribution partners.

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

Intellectual Property

Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

As of December 31, 2010, we had been issued twenty United States, or U.S., patents and we had six U.S. utility patent applications pending, as well as counterparts pending in other jurisdictions around the world. Our three registered trademarks in the U.S. are “Acme Packet,” “Net-Net” and “Acme Packet Session Aware Networking.”

In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright laws. We also incorporate a number of third party software programs into our Net-Net products pursuant to license agreements.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that in the future, we may be advised by third parties of information that could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in, or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In international countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Claims by other parties that we infringe their proprietary technology that could force us to redesign our products or to incur significant costs.”

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

Employees

As of December 31, 2010, we had 570 employees and full-time independent contractors, consisting of 150 employees and full-time independent contractors engaged in sales and marketing, 183 employees engaged in engineering, 169 employees and full-time independent contractors engaged in professional support services, 31 employees engaged in manufacturing, and 37 employees engaged in finance, administration and operations. A total of 137 employees and full-time independent contractors were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our current employee relations to be good.

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

Risks Relating to Our Business

The worldwide economic downturn, including developments in the financial markets in the United States and elsewhere in the world may adversely affect our operating results and financial condition.

As widely reported, financial markets in the United States, Europe and Asia have experienced extreme disruption within the past thirty months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions, such as the severe restrictions on credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect our business in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in demand for our products and services. Our customers’ ability to pay for our solutions may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.

Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. Our success depends on our ability to effectively plan and manage our resources through rapidly fluctuating economic market conditions. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Should these economic conditions result in our not meeting our revenue growth objectives, it may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

As with other communications equipment suppliers, we may recognize a substantial portion of our revenue in a given quarter from sales booked and shipped in the last month of that quarter. As a result, a delay in customer orders is likely to result in a delay in shipments and recognition of revenue beyond the end of a given quarter. Because a relatively small number of customers may account for a substantial portion of our revenue in any quarter, any such delay in an order from a customer may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We derive a significant portion of our revenue from the communications industry. Our future success depends upon the continued demand for communications equipment by service providers, enterprises, governments and contact centers. The communications industry is cyclical and reactive to general economic conditions. Economic conditions worldwide have, from time to time, contributed to slowdowns in the communications industries and networking industries at large. In the past, worldwide economic downturns, pricing pressures and deregulation have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings caused delays and reductions in capital and operating expenditures by our customers. These delays and reductions, in turn, could reduce demand for communications products like ours. A reoccurrence of these industry patterns, as well as general domestic and international economic conditions and other factors that reduce spending by companies in the communications industry, may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses will be adversely affected.

As of December 31, 2010, we had more than 140 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 48% and 63% of our total revenue in 2010 and 2009, respectively, while one and two distribution partners represented 10% and 31% of our accounts receivable as of December 31, 2010 and 2009, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase solutions from our competitors rather than from us. Under our contracts with our distribution partners, generally products are ordered from us by the submission of purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

Moreover, if we are unable to leverage our sales, support and services resources through our distribution partner relationships, we may need to hire and train additional qualified sales, support and services personnel. We cannot assure you, however, that we will be able to hire additional qualified sales, support and services personnel in these circumstances and our failure to do so may restrict our ability to generate revenue or release our products on a timely basis. Even if we are successful in hiring additional qualified sales, support and services personnel, we will incur additional costs and our operating results, including our gross margin, may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example two such customers accounted for 22% of our total revenue in 2010 and two such customers accounted for 29% of our total revenue in 2009. Additionally, we do not enter into long term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

We have made and may undertake additional acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of our growth strategy, we have acquired other companies and may continue to do so in the future. For example, subsequent to December 31, 2010, we acquired Newfound Communications, Inc., a privately held company located in Lawrence, Massachusetts, which provides call recording, interactive voice response (IVR) and dialing solutions for the telecommunications industry. Similarly, in April 2009, we acquired Covergence Inc. Whether we realize the anticipated benefits from these transactions will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection with this acquisition. Accordingly, our results of operations could be adversely affected from the transaction related charges, amortization of intangible assets and charges for impairment of long term assets and there can be no assurance that this transaction will be successful.

While we do not have any present plans to acquire additional businesses, technologies or services, we may enter into such arrangements in the future in order to expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may require us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Over the long term we intend to increase our investment in engineering, sales, marketing, service, manufacturing and administration activities, and these investments may achieve delayed, or lower than expected benefits, which could harm our operating results.

Over the long term, we intend to continue to add personnel and other resources to our engineering, sales, marketing, service, manufacturing and administrative functions as we focus on developing emerging technologies, the next wave of advanced technologies, capitalizing on our emerging market opportunities, enhancing our evolving support model and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our consolidated financial position, results of operations or cash flows may be adversely affected.

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

As a result of the recent global financial market conditions, it is possible that any of our outside contractors could experience interruptions in production, cease operations or alter our current arrangements. If this were to occur, it could adversely affect our business. In addition, we cannot be certain or provide any assurance that our manufacturers will accept any or all of our purchase orders and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Despite these arrangements, we cannot be certain or provide any assurance that the component manufacturers will accept any or all of the purchase orders, issued by the electronics distributors and agree to supply any or all of the quantities requested. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months’ supply of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of the key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers’ requirements. Additionally, if our contract manufacturers underestimate our component requirements, or if we fail to accurately predict our manufacturing requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. In light of the recent downturn in the global economic conditions, there is also the risk that these electronics distributers could experience interruptions in production, cease operations, or alter our current arrangements. Also our suppliers may:

•	enter into exclusive arrangements with our competitors;

•	be acquired by our competitors;

•	stop selling their products or components to us at commercially reasonable prices;

•	refuse to sell their products or components to us at any price; or

•	be unable to obtain or have difficulty obtaining components for their products from their suppliers.

If our supply of any key components is disrupted, we may be unable to deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, harm to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and we may experience difficulties or delays in the manufacturing of our products. For example, we have customized some of our hardware products to accommodate the design of some key components, and the loss of the sole supplier of a key customized component could require that we redesign related components to accommodate replacement components. Any failure to meet our customers’ delivery requirements could harm our reputation and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

If service providers or enterprises do not perceive the benefits of SBCs, the SBC market may not continue to develop or may develop more slowly than we expect, either of which would adversely affect our revenue. Because the market for SBCs is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that could result in decreased revenues and increased cost of sales.

Many of our customers are large interactive communications service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features and require penalties for performance obligations, such as delivery, outages or response time. As we seek to sell more products to large service providers, we may be required to agree to additional performance based terms and conditions, which may affect the timing of revenue recognition and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If functionality similar to that offered by our SBCs is added to existing network infrastructure elements, organizations may decide against adding our SBCs to their network which would cause the market for standalone SBCs to decrease resulting in fewer customers for and, decreased sales of, standalone SBCs.

Other providers of network infrastructure elements are offering or proposing to offer functionality aimed at addressing the problems addressed by our products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our products in infrastructure elements that are already generally accepted as necessary components of network architecture may cause the market not to grow as predicted, which would have an adverse effect on our ability to market and sell certain of our products. Furthermore, even if the functionality offered by other network infrastructure elements is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding additional equipment from an additional vendor, which could also have a material adverse effect on the market for standalone SBC systems. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure elements, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only a single line of products and may have fewer financial resources than some of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, the revenue derived from our products may prove smaller than predicted which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If the migration to IP network architecture for real-time interactive communications does not continue, the SBC market may not expand as predicted, and our ability to obtain new customers may decrease.

We derive our revenue by providing SBCs to interactive communications service providers seeking to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers’ networks to a single IP network architecture. The migration of voice traffic from PSTN to IP networks is in its early stages, and the continued migration to IP networks depends on a number of factors outside of our control. Among other things, existing networks include switches and other equipment that may have estimated useful lives of twenty years or more and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products such as ours that are designed to migrate interactive communications to IP networks. If the migration to

IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, the SBC market may not expand as predicted, if at all, and we will not be able to gain new customers. In addition, even if there is a successful migration to an IP network for interactive communications, new unforeseen technologies may render the SBC unnecessary. As a result, our revenues would decrease which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If we do not timely deliver new and enhanced products that respond to customer requirements and technological changes, interactive communications service providers may not buy our products and our revenue may decline.

To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to customer requirements and offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. For example, our most recent product introductions, the Net-Net 2600 series and Net-Net 3800 series, may not adequately respond to new customer demands, and, therefore, demand for our products may decrease or may fail to increase to the extent contemplated by our business plan. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be adversely affected, and we may lose current and prospective customers which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The market for SBCs is characterized by rapid technological change, frequent new product introductions and evolving industry requirements. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements. The introduction of new products by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete. If our products become technologically obsolete, customers may purchase solutions from our competitors and we may be unable to sell our products in the marketplace and generate revenue which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The long and variable sales and deployment cycles for our products may cause our operating results to vary materially, which could result in a significant unexpected revenue shortfall in any given quarter.

Our products have lengthy sales cycles, which typically extend from six to twelve months, and may take up to two years. A customer’s decision to purchase our products often involves a significant commitment of its resources and a product evaluation and qualification process that can vary significantly in length. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and the type of network in which our product will be utilized. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether the customer decides to make a purchase.

Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely among customers. The length of a customer’s deployment period may directly affect the timing of any subsequent purchase of additional products by that customer.

As a result of the lengthy and uncertain sales and deployment cycles for our products, it is difficult for us to predict the timing in which our customers may purchase additional products or features from us, and our operating results may vary significantly from quarter to quarter, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If our products do not interoperate with our customers’ existing networks, the demand for our products will decrease.

Our products must interoperate with our customers’ existing networks, each of which may have different specifications. An unanticipated lack of interoperability may result in significant support and repair costs and harm our relations with customers. If our products do not interoperate with those of our customers’ networks, installations could be delayed or orders for our products could decrease, which would result in loss of customers which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.

In 2010, 38% of our revenue was attributable to our international customers and we plan to expand our international operations in the future. The success of our business may depend, in part, on our ability to expand into international markets. Any expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. We have employees in Argentina, Australia, Belgium, Brazil, Canada, China, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Peru, Poland, Russia, Singapore, South Africa, Spain, Sweden, Taiwan, Thailand, United Arab Emirates and the United Kingdom. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products or otherwise may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Among the risks we believe are most likely to affect us are:

•	our ability to comply with differing technical standards and certification requirements outside the United States;

•	costs of staffing and managing international operations;

•	substantially longer payment terms and greater difficulty in collecting accounts receivable;

•	changes in regulatory requirements;

•	compliance with local employment and labor regulations;

•	compliance with the Foreign Corrupt Practices Act;

•	reduced protection for intellectual property rights in some countries;

•	new and different sources of competition;

•	fluctuations in currency exchange rates;

•	adverse tax consequences; and

•	political and economic instability and terrorism.

We are subject to the Foreign Corrupt Practices Act.

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result, we are subject to the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we acquire. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The market for SBCs is competitive and continually evolving, and if we are not able to compete effectively, we may not be able to continue to expand our business as expected and our business may suffer.

Although relatively new, the market for SBCs is competitive and continually evolving. We expect competition to persist and intensify in the future as the SBC market grows and new and existing competitors devote considerable resources to introducing and enhancing products. Our primary competitors now include Cisco Systems, Inc., GENBAND Inc., through its acquisition of NextPoint Networks Inc. In addition, we compete with some of the companies with which we have distribution partnerships, such as Huawei Technologies Co., Ltd., Sonus Networks Inc. and Telefonaktiebolaget LM Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements and our comprehensive service and support.

Networking and telecommunications equipment suppliers without competitive solutions today may introduce solutions in the future, either through internal development or acquisition. These additional competitors may include some of our distribution partners. Any new entrant would be likely to devote significant sales and marketing resources to establish its position in the SBC market and may be willing to price its products at a discount or bundle its products with other equipment or services in an attempt to rapidly gain market share. New product introductions or new market entrants could cause service providers to delay purchase decisions or reopen bidding processes. If new product enhancements and introductions are superior to ours, and we are unable to make comparable enhancements to our products, our competitive advantage would be compromised which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Our competitors may have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. These competitors may be in a position to respond more quickly than we do to new or emerging technologies or changes in customer requirements or may foresee the course of market developments more accurately than we do. As a result, we may experience price reductions for our products, decreases in order placement and increased expenses which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our revenue growth may be constrained by our product concentration and lack of revenue diversification.

We have derived the majority of our revenue to date from sales of our SBCs, and we expect that our SBCs will account for substantially all of our revenue for the foreseeable future. Continued market acceptance of these products is critical to our future success. As a result, our consolidated financial position, results of operations or cash flows may be materially adversely affected by:

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

Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of, or lapses in, the research and development tax credit laws; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Adverse outcomes from these examinations may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we sometimes accept terms and conditions that do not permit revenue recognition at the time of delivery. There can be no assurance that the outcomes from these continuous interpretations will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to expand our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our founders, Andrew D. Ory, who is also our President and Chief Executive Officer, and Patrick J. MeLampy, who is our Chief Technology Officer. Neither of these officers is a party to an employment agreement with us, and either of them therefore may terminate employment with us at any time with no advance notice. The replacement of either of these two officers likely would involve significant time and costs, and the loss of either of these officers may significantly delay or prevent the achievement of our business objectives.

We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. For example, our competitors may be able to attract and retain a more qualified team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and service our products at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and as a result, our ability to compete effectively in the SBC market would decrease, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We continued to expand our operations in 2008, 2009 and 2010. For example, during the period from December 31, 2008 through December 31, 2010, we increased the number of our employees and full-time independent contractors by 50%, from 381 to 570. We have also increased the number of our employees and full-time independent contractors located outside the United States in multiple countries and as a result we are required to comply with varying local laws for each of these new locations. In connection with the acquisition of Covergence, we added 39 employees in April 2009. In addition, our total operating expenses increased by 18% in 2008, 23% and 2009 and 30% in 2010. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the present macroeconomic crisis, and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which would damage our reputation and brand and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our ability to compete and the success of our business could be jeopardized if we are unable to protect our intellectual property adequately.

Our success depends to a degree upon the protection of our software, hardware designs and other proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, distribution partners, consultants and customers to protect our intellectual property rights. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in international countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, it might be able to manufacture similarly designed and equipped SBCs at a reduced cost, which would result in a decrease in demand for our products. Furthermore, we have adopted a strategy of seeking limited patent protection both in the United States and in international countries with respect to the technologies used in or relating to our products. Others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. In addition, if we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive, even if we were to prevail and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Any lawsuits regarding intellectual property rights, regardless of their success, could be time consuming, expensive to resolve, would divert our management’s time and attention and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Compliance with regulations and standards applicable to our products may be time consuming, difficult and costly, and if we fail to comply, our product sales will decrease.

In order to achieve and maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission, Underwriters Laboratories and others. As our international operations grow, we must also comply with international regulations.

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

Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations affecting IP networks could materially adversely affect the market for our products. In addition, the convergence of the PSTN and IP networks could become subject to governmental regulation, including the imposition of access fees or other tariffs, that adversely affects the market for services and equipment, including our products, for interactive communications across IP networks. User uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products or address any regulatory changes may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are subject to environmental and occupational health and safety regulations that may increase our costs of operations or limit our activities.

We are subject to environmental and occupational health and safety regulations relating to matters such as reductions in the use of harmful substances, comprehensive risk management in manufacturing activities and final products, the use of lead-free soldering, and the recycling of products and packaging materials. The European Parliament and the Counsel of the European Union have published directives on waste electrical and electronic equipment and on the restriction of the use of certain hazardous substances in electrical and electronic equipment. These directives generally require electronics producers to bear the cost of collection, treatment, recovery and safe disposal of past and future products from end users and to ensure that new electrical and electronic equipment does not contain specified hazardous substances. While the cost of these directives to us cannot be determined before regulations are adopted in individual member states of the European Union, it may be substantial and may divert resources, which could detract from our ability to develop new products. We may not be able to comply in all cases with applicable environmental and other regulations, and if we do not, we may incur remediation costs or we may not be able to offer our products for sale in certain countries, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Products as complex as ours may contain undetected errors that result in product failures. Our products can be fully tested only when deployed in large networks with high volumes of traffic. Our customers may discover errors or defects in the software or hardware, or the products may not operate as expected. If we are unable to fix errors or other performance problems identified after deployment of our products, we could experience:

•	a loss of, or delay in, revenue recognition;

•	a loss of customers and market share;

•	a failure to attract new customers or achieve market acceptance for our products;

•	increased service, support and warranty costs and a diversion of development resources; and

•	costly and time consuming legal actions by our customers and injury to our reputation.

Any of these results may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Product liability claims related to our customers’ networks could result in substantial costs.

Our products are critical to the business operations of our customers. If one of our products fails, an interactive communications service provider may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any product liability claims, whether or not successful, could seriously damage our reputation and our business. In addition, if an actual or perceived breach of network security occurs in the network of one of our customers, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We may need additional capital in the future, which may not be available to us, and if it is available, may dilute the ownership of our common stock.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	fund ongoing operations;

•	take advantage of opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses;

•	develop new products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our existing stockholders. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Risks Relating to Ownership of Our Common Stock

The price of our common stock may be volatile.

The trading market for our common stock is subject to many factors, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause investors to lose part or all of the value of any investment in shares of our common stock. Prior to October 13, 2006, there was no public trading market for our common stock.

The following factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly:

•	worldwide economic conditions;

•	loss or bankruptcy of any of our major customers, distribution partners or suppliers;

•	departure of key personnel;

•	variations in our quarterly operating results;

•	variations in the quarterly operating results of other publicly traded corporations deemed by investors to be in our peer group;

•	announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in governmental regulations and standards affecting our business and our products, including implementation of additional regulations relating to IP network communications;

•	decreases in financial estimates or recommendations by equity research analysts;

•	sales of common stock or other securities by us in the future;

•	decreases in market valuations of communications equipment companies; and

•	fluctuations in stock market prices and volumes.

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

Certain of our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, approximately 22% of our outstanding shares of common stock based on the number of shares outstanding as of December 31, 2010. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. These persons, acting together, may have the ability to control the management and affairs of our company. Some of these stockholders also may have interests different than, or adverse from, our other stockholders. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by:

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

We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before December 31, 2010 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

Item 2.	Properties

We lease approximately 151,000 square feet of office space in Bedford, Massachusetts pursuant to a lease that expires in December 2016. We also maintain sales offices in Madrid, Spain; Seoul, Korea; Tokyo, Japan and Ipswich, United Kingdom.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our consolidated financial position, results of operations or cash flows. The software and communications infrastructure industries are characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights, as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been quoted on the NASDAQ Market under the symbol “APKT” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low

2009
First Quarter	$6.56	$3.55
Second Quarter	10.34	5.90
Third Quarter	10.88	7.54
Fourth Quarter	12.25	9.20
2010
First Quarter	20.25	10.11
Second Quarter	30.67	19.04
Third Quarter	40.58	26.00
Fourth Quarter	59.36	33.07

The last reported sale price for our common stock on the NASDAQ Global Select Market was $74.88 per share on February 14, 2011.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any cash flow to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors the board of directors deems relevant.

Stockholders

As of February 14, 2011, there were approximately 61 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 13, 2006 (the date of our initial public offering) and December 31, 2010, with the cumulative total return of (a) the NASDAQ Telecommunications Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on October 13, 2006 in our common stock, the NASDAQ Telecommunications Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 13, 2006 of $15.91 per share as the initial value of our common stock.

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

	10/13/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Acme Packet	100.0	79.1	33.1	69.1	334.1
NASDAQ Composite Index	100.0	112.5	66.9	96.3	112.5
NASDAQ Telecommunications Index	100.0	116.2	66.3	98.2	102.1

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

In October 2006, we completed an initial public offering, or IPO, of our common stock pursuant to a registration statement on Form S-1 (Registration No. 333-134683) which the Securities and Exchange Commission, or SEC, declared effective on October 12, 2006. In connection with the IPO, we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their option, and another additional 3.5 million shares of our common stock were sold by our selling stockholders. The offering did not terminate until after the sale of all of the shares registered in the registration statement. All of the shares of common stock registered pursuant to the registration statement, including the shares sold by the selling shareholders, were sold at a price to the public of $9.50 per share. The managing underwriters were Goldman, Sachs & Co., JPMorgan, Credit Suisse and Think Equity Partners LLC.

We raised a total of $92.4 million in gross proceeds from the IPO, or approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.7 million. None of our net proceeds from the IPO have been utilized to support business operations. Pending such application, we have invested the remaining net proceeds in money market mutual funds and United States agency notes, in accordance with our investment policy. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or to any of our other affiliates.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)

Statements of Operations Data:
Revenue:
Product	$186,798	$107,144	$91,277	$94,906	$71,810
Maintenance, support and service	44,434	34,314	25,081	18,146	12,260

Total revenue	231,232	141,458	116,358	113,052	84,070

Cost of revenue:
Product	31,866	21,613	19,662	18,736	14,874
Maintenance, support and service	9,265	5,668	5,005	4,377	3,122

Total cost of revenue	41,131	27,281	24,667	23,113	17,996

Gross profit	190,101	114,177	91,691	89,939	66,074

Operating expenses:
Sales and marketing	73,067	53,643	44,411	35,745	23,985
Research and development	35,565	28,198	23,046	20,812	13,503
General and administrative	15,071	12,305	10,026	8,850	5,404
Merger and integration-related costs	223	1,102	—	—	—

Total operating expenses	123,926	95,248	77,483	65,407	42,892

Income from operations	66,175	18,929	14,208	24,532	23,182
Total other income, net	381	175	2,979	6,369	2,239
Gain on acquisition of business	—	4,293	—	—	—

Income before provision for income taxes	66,556	23,397	17,187	30,901	25,421
Provision for (benefit from) income taxes	23,519	6,291	5,615	11,340	(3,443)

Net income	$43,037	$17,106	$11,572	$19,561	$28,864

Net income per share applicable to common stockholders:
Basic(1)	$0.69	$0.30	$0.20	$0.33	$0.57
Diluted(1)	$0.63	$0.28	$0.18	$0.30	$0.50
Weighted average number of common shares used in net income per share calculation:
Basic(1)	62,002,543	57,077,639	58,463,410	59,385,082	50,437,801
Diluted(1)	67,915,525	61,551,040	62,920,268	66,016,411	57,418,796

	As of December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$275,723	$174,987	$125,723	$136,420	$118,714
Working capital	278,960	123,452	136,006	153,479	123,299
Total assets	380,144	246,726	174,010	184,174	153,305
Total stockholders’ equity	320,545	200,223	146,811	163,167	130,937

(1)	For information regarding the computation of per share amounts, refer to note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Acme Packet, Inc. is a leading provider of session border control solutions which enable the delivery of trusted first-class interactive communications—voice, video and multimedia sessions—and data services across internet protocol, or IP, network borders.

Session border control is a service delivery architecture encompassing many different product categories. Our Net-Net product family of session border controllers, or SBCs, session aware load balancers, or SLBs, session routing proxies, or SRPs, and multiservice security gateways, or MSGs, supports multiple applications in enterprise networks and fixed line, mobile, over-the-top and application service provider networks. These applications range from voice over IP, or VoIP, trunking to hosted enterprise and residential services to fixed-mobile convergence. Our products satisfy critical security, service assurance and regulatory requirements in these networks.

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

Business Combinations

Covergence Inc.

On April 30, 2009, we acquired Covergence Inc., or Covergence, an emerging, innovative provider of software based session border controllers for delivering VoIP/IP telephony, unified communications and service orientated architecture applications within global 1000 enterprises. The aggregate purchase price was $22.8 million, consisting of 2,874,383 shares of our common stock, valued at approximately $22.2 million, $20,000 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for the former Chief Executive Officer of Covergence, of approximately $578,000. We also incurred approximately $58,000 of fees associated with the registration of the common stock issued, which has been recorded as a reduction to the purchase price.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Covergence have been included in our consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values which was finalized at December 31, 2009. The acquisition of Covergence was deemed a “bargain purchase” for accounting purposes and a gain of $4.3 million was recorded in other income in our consolidated statement of income in 2009. We also incurred $1.1 million of merger and integration related costs associated with our acquisition of Covergence which we recorded as an expense in our consolidated statement of income during 2009.

Newfound Communications, Inc.

On January 20, 2011, we acquired Newfound Communications, Inc., or Newfound Communications, an emerging, innovative provider of call recording solutions for the telecommunications industry. The aggregate purchase price was $4.1 million in cash payments to the stockholders of Newfound Communications. This acquisition is not material to our financial statements. In connection with the acquisition of Newfound Communications, we incurred $223,000 of merger and integration related costs during 2010, which we recorded as an expense in our consolidated statement of income for the year ended December 31, 2010.

Industry Background

Service providers traditionally have delivered voice and data services over two separate networks: the public switched telephone network, or PSTN, and the internet. The PSTN provides high reliability and security but is costly to operate and is limited in its ability to support high bandwidth video and other interactive multimedia services. The internet is capable of cost effectively transmitting any form of traffic that is IP based, including interactive voice, video and data, but it transmits traffic only on a best efforts basis, because all forms of traffic have the same priority. Therefore, the internet attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. Internet based services are also subject to disruptive and fraudulent behavior, including identity theft, viruses, unwanted and excessively large input data, known as SPAM, and the unauthorized use and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking.

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

Key Financial Highlights

Some of our key financial highlights for 2010 include the following:

•	Total revenue was $231.2 million compared to $141.5 million in 2009.

•	Net income was $43.0 million compared to $17.1 million in 2009.

•	Earnings per share was $0.63 per share on a diluted basis compared to $0.28 per share on a diluted basis in 2009.

•	Cash provided by operating activities was $55.1 million compared to $45.1 million in 2009.

•	Cash provided by financing activities was $60.8 million compared to $3.8 million in 2009.

The Acme Packet Strategy

Principal elements of our strategy include:

•	Continuing to satisfy the evolving border requirements of enterprises and fixed-line, mobile and over-the-top service providers. Our product deployments position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality. We may develop new products organically, or through selective acquisitions.

•	Implementing new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs.

•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•	Facilitating and promoting service interconnects and federations among our customers. We intend to drive increased demand for our products by helping our customers to extend the reach of their services and applications and, consequently, to increase the value of their services to their customers.

•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.

Factors That May Affect Future Performance

•	Global Macroeconomic Conditions. We believe that the capital budgets and spending initiatives of some of our core customers—service providers, enterprises, government agencies and contact centers—may be affected by current worldwide economic conditions. Our ability to generate revenue from these core customers is dependent on the status of such budgets and initiatives.

•	Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the costs of manufacturing our hardware products and providing our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity, support for higher number of security protocols and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase systems with lower software content, this may have a negative impact on our revenue and gross margins.

•	Competition. Competition in our product categories is strong and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise markets for session border controller solutions, we expect competition to persist and intensify in the future as the market grows. Our primary competitors for session border controller solutions generally consist of specialty vendors, such as GENBAND Inc., and more established network and component companies such as Cisco Systems, Inc. and Huawei Technologies Co., Ltd. We also compete with some of the companies with which we have distribution partnerships, such as Alcatel Lucent, Nokia Siemens Networks, Sonus Networks Inc. and Telefonaktiebolaget LM Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the session border control market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including our distribution partners.

•	Evolution of the Session Border Control Market. The market for our products is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement our solutions.

•	Research and Development. To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely manner, to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for session border control solutions is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position.

•	Managing Growth. We significantly expanded our operations in 2010 and 2009. During the period from December 31, 2008 through December 31, 2010 we increased the number of our employees and full time independent contractors by 50%, from 381 to 570. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.

Revenue

We derive product revenue from the sale of our Net-Net hardware and the licensing of our Net-Net software. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met. For arrangements that include customer acceptance or other material non-standard terms, we defer revenue recognition until after acceptance, assuming all other criteria for revenue recognition have been met. For multiple element arrangements that include products and services, we recognize revenue for all delivered elements upon acceptance, provided that we have evidence of fair value for the undelivered elements. If Vendor Specific Objective Evidence, or VSOE, fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.

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

Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits for our support and service personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) material costs consumed in the provision of services and (e) stock-based compensation.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative and merger and integration-related expenses. Personnel related costs are the most significant component of each of these expense categories. During the period from December 31, 2008 through December 31, 2010, we increased the number of our employees and full time independent contractors by 50%, from 324 to 486. We expect to continue to hire new employees to support our expected growth.

Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, (e) stock-based compensation and (f) other related overhead. Commissions are recorded as expense when earned by the employee. We expect sales and marketing expense to increase in absolute dollars as we expand our sales force to continue to increase our revenue and market share. We anticipate that sales and marketing expense will remain relatively consistent as a percentage of total revenue in the future.

Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, (e) stock-based compensation and (f) other related overhead. To date, all of the costs related to our research and development efforts have been expensed as incurred. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars. However, we anticipate that research and development expense will modestly increase as a percentage of total revenue in the future.

General and administrative expense consists primarily of (a) salaries, wages and personnel costs related to our executive, finance, human resource and information technology organizations, (b) accounting and legal professional fees, (c) expenses associated with uncollectible accounts, (d) stock-based compensation and (e) other related overhead. We expect general and administrative expense to increase in absolute dollars as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly traded company. However, we anticipate that general and administrative expense will remain relatively consistent as a percentage of total revenue in the future.

Merger and integration related expenses primarily consist of transaction expenses and severance related charges.

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense. We expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the years ended December 31, 2010, 2009 and 2008, we recorded expense of $16.5 million, $10.4 million and $7.4 million, respectively, in connection with share-based payment awards. Based on share-based awards granted from 2006 through 2010, a future expense of non-vested options of $35.8 million is expected to be recognized over a weighted-average period of 2.61 years.

In July 2009, our board of directors approved an offer, referred to herein as the Offer, to our employees, excluding members of our board of directors and our Section 16 officers, to exchange option grants that had (i) an exercise price greater than or equal to the higher of (a) $11.42 or (b) a price at least 10% higher than the closing price of our common stock on the expiration date of the Offer; (ii) were granted under the Acme Packet, Inc. 2006 Equity Incentive Plan; and (iii) were held by eligible option holders. Eligible participants were all persons who were employees (including employees on an expatriate assignment) hired on or before 5:00 p.m., Eastern Daylight Savings Time, on July 8, 2009 and who remained employees through the date on which the new options were granted, and included certain independent contractors who continued to provide services to us through the date on which the new options granted. The Offer expired on August 5, 2009, and upon the expiration, we exchanged the tendered options that had exercise prices equal to or greater than $11.42 per share for new options. The tendered options that were exchanged for new options were cancelled on the expiration date of the Offer. As a result, an aggregate of 1,222,500 options, with exercise prices ranging from $11.97 to $18.36 per share, were cancelled and exchanged for 945,317 options with an exercise price per share of $8.98. The new options began to vest on the new option grant date, whereby 25% of the new options vest on the first anniversary of the new option grant date, and the remainder vesting ratably on a quarterly basis over the final three years of the vesting period. On the date of the exchange, the estimated fair value of the new options did not exceed the estimated fair value of the exchanged stock options calculated immediately prior to the exchange. As such, there was no incremental stock-based compensation expense associated with the new options, and we did not record additional compensation expense related to the exchange. We will continue to recognize the remaining compensation expense related to the exchanged options over the vesting period of the new options.

Other Income (Expense), Net

Other income (expense) consists primarily of interest income earned on cash, cash equivalents and investments. We have invested cash in high quality securities and are not materially affected by fluctuations in interest rates. Other income (expense) also includes gains (losses) from foreign currency translation adjustments of our international activities. The functional currency of our international operations in Europe and Asia is the United States, or U.S., dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense). Lastly, for the year ended December 31, 2009, other income (expense) includes a gain we recognized related to the acquisition of Covergence in April 2009 resulting from the fair-value of the net assets acquired exceeding the aggregate purchase price.

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S.. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Annual Report on Form 10-K.

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

Revenue Recognition

We recognize revenue in accordance with software revenue recognition accounting standards, as we have determined that the software element of our product is “more than incidental” to our products as a whole.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the consideration is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, we evaluate these criteria as follows:

•	Persuasive evidence of an arrangement exists. We consider a noncancelable agreement signed by the customer and us to be representative of persuasive evidence of an arrangement.

•	Delivery has occurred. We consider delivery to have occurred when product has been delivered to the customer and no significant post delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of our agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered element. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

•	Consideration is fixed or determinable. We consider the consideration to be fixed or determinable unless the consideration is subject to refund or adjustment or is not payable within normal payment terms. If the consideration is subject to refund or adjustment, we recognize revenue when the right to a refund or adjustment lapses. If offered payment terms significantly exceed our normal terms, then revenue is recognized as the amounts become due and payable or upon the receipt of cash.

•	Collection is deemed probable. We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

A substantial amount of our sales arrangements involve multiple elements, such as products, maintenance, professional services and training. When arrangements include multiple elements, we allocate the total consideration among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.

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

Our products and services are sold indirectly by our distribution partners and directly by our sales force. Revenue generated through arrangements with distribution partners is recognized when the above criteria are met and generally when the distribution partner has an order from an end user customer. We generally do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from them have been insignificant to date. As a result, we maintain nominal reserves for product returns and related allowances.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2010, the allowance for doubtful accounts was $1.5 million.

Stock-Based Compensation

For stock options issued under our stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock units issued under our stock-based compensation plans, the fair value of each grant is calculated based on our stock price on the date of grant and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. We recognize the compensation cost of stock-based awards on a straight line basis over the vesting period of the award.

The benefits of tax deductions in excess of recognized stock-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

Given the limited trading history of our common stock, we determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted since January 1, 2007 and through December 31, 2010 has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of our common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero.

In addition, as discussed above, we utilize an estimated forfeiture rate when calculating the expense for the period. We have applied estimated forfeiture rates derived from an analysis of historical data of 7.33%, 7.91% and 8.27% for the years ended December 31, 2010, 2009 and 2008, respectively, in determining the expense recorded in the accompanying consolidated statements of income. We recorded stock-based compensation expense of $16.5 million, $10.4 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $35.8 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.61 years.

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

Product Warranties

Substantially all of our products are covered by a standard warranty of ninety days for software and one year for hardware. In the event of a failure of hardware or software covered by this warranty, we must repair or replace the hardware or software or, if those remedies are insufficient, and at our discretion, provide a refund. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under maintenance contracts, but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. We periodically assess the adequacy of the warranty allowance and adjust the amount as necessary. To date, adjustments to our warranty reserve have not been significant. If the historical data we use to calculate the adequacy of the warranty allowance is not indicative of future requirements, additional or reduced warranty reserves may be required.

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

Income Taxes

We are subject to income taxes in both the U.S. and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses, or NOL, and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies.

As of December 31, 2010 and 2009, we had no material unrecognized tax benefits.

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant. For instance, in connection with the Covergence acquisition, we have used the excess earnings method to value the acquired intangible assets related to developed technology, customer relationships and in-process research and development associated with the Covergence acquisition. This method is an income approach that identifies the future cash flows specifically related to the individual assets. The trademarks and patents were valued via a relief from royalty method. This method identifies similar licensing transactions for trademarks and patents and then applies those rates to the acquired assets.

If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Impairment of Intangible Assets

We amortize our intangible assets that have finite lives using either the straight line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from three to sixteen years. In process research and development is carried at its initial fair value and is amortized to expense upon completion of development. We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write down the carrying value of the intangible asset to its fair value in the period identified. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

Revenue

	Year Ended December 31,				Period-to-Period
	2010		2009		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Revenue by Type:
Product revenue	$186,798	81%	$107,144	76%	$79,654	74%
Maintenance, support and service revenue	44,434	19	34,314	24	10,120	29

Total revenue	$231,232	100%	$141,458	100%	$89,774	63%

Revenue by Geography:
United States and Canada	$142,921	62%	$76,216	54%	$66,705	88%
International	88,311	38	65,242	46	23,069	35

Total revenue	$231,232	100%	$141,458	100%	$89,774	63%

Revenue by Sales Channel:
Direct	$120,755	52%	$52,351	37%	$68,404	131%
Indirect	110,477	48	89,107	63	21,370	24

Total revenue	$231,232	100%	$141,458	100%	$89,774	63%

The $79.7 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue, reflecting an increase in our customer base and customer demand. We also experienced an increase in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity support for higher number of signaling protocols and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to our direct sales channel and, to a lesser extent, our indirect sales channel. Direct product revenues increased $65.2 million, primarily due to an increase of $63.0 million attributable to customers in the United States and Canada as well as an increase of $2.2 million related to our international customers. Indirect product revenues increased $14.5 million primarily due to a $16.8 million increase attributable to our international customers offset by a decrease of $2.3 million in indirect product revenues related to customers in the United States and Canada.

Maintenance, support and service revenue increased by $10.1 million primarily due to increases in maintenance and support fees associated with the growth of our installed product base.

Cost of Revenue and Gross Profit

	Year Ended December 31,				Period-to-Period
	2010		2009		Change
		Percentage		Percentage
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)

Cost of Revenue:
Product	$31,866	17%	$21,613	20%	$10,253	47%
Maintenance, support and service	9,265	21	5,668	17	3,597	63

Total cost of revenue	$41,131	18%	$27,281	19%	$13,850	51%

Gross Profit:
Product	$154,932	83%	$85,531	80%	$69,401	81%
Maintenance, support and service	35,169	79	28,646	83	6,523	23

Total gross profit	$190,101	82%	$114,177	81%	$75,924	67%

The $10.3 million increase in cost of product revenue was primarily due to (a) a $6.4 million increase in direct product costs resulting from an increase in the number of systems recognized as revenue, (b) a $1.4 million increase in costs associated with amounts reserved against inventory deemed to be excess or obsolete, (c) a $1.2 million increase in depreciation of fixed assets and amortization of developed technology acquired in the acquisition of Covergence, (d) a $562,000 increase in salaries, wages and related benefits, (e) a $260,000 increase in stock-based compensation expense and (f) a $218,000 increase in freight costs reflecting increased demand for our products. The balance was due to increased overhead and other manufacturing related costs.

The $3.6 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $1.4 million increase in salaries and related benefits corresponding to a 29% increase in employee headcount for our support and services organization to support our rapidly growing customer base, (b) a $1.3 million increase in the reserve for warranty repairs and product costs associated with performance of our maintenance obligations due to the expansion of our customer installed base, (c) a $510,000 increase in stock-based compensation expense and (d) a $152,000 increase in travel expenses. The balance was due to increases in overhead and other maintenance, support and service related costs.

Product gross margin increased 3 percentage points primarily due to an increase in the number of units sold in 2010 compared to 2009, which resulted in fixed manufacturing costs being absorbed by a higher product volume base. The platform product mix and increase in direct sales were also factors for the increase in the average selling price of systems sold in 2010.

Gross margin on maintenance, support and service revenue decreased by 4 percentage points, primarily due to an increase in reserves for warranty repairs and product costs associated with performance of our maintenance obligations. The 29% increase in employee headcount for our support and services organization to support our rapidly growing customer base was also a factor for the increase in salaries and related benefits.

We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Year Ended December 31,				Period-to-Period
	2010		2009		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Sales and marketing	$73,067	32%	$53,643	38%	$19,424	36%
Research and development	35,565	15	28,198	20	7,367	26
General and administrative	15,071	7	12,305	9	2,766	22
Merger and integration-related costs	223	*	1,102	1	(879)	*

Total operating expenses	$123,926	54%	$95,248	68%	$28,678	30%

*	Not meaningful

The $19.4 million increase in sales and marketing expense was primarily due to (a) an $11.3 million increase in salaries, commissions associated with increased revenue, bonuses and other benefits associated with a 34% increase in the number of sales and marketing personnel and increase commission expense resulting from our overall financial performance in 2010, (b) a $2.7 million increase in stock-based compensation expense, (c) a $1.4 million increase in travel and entertainment expenses reflecting the afore mentioned increase in related headcount, (d) a $1.3 million increase in depreciation and amortization expense due to capital expenditures for evaluation systems, (e) a $1.0 million increase in facility costs as a result of our move to a larger facility in 2010, (f) a $912,000 increase in expenditures associated with marketing programs, including trade shows, and (g) a $297,000 increase in professional search fees. The balance was due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. We anticipate that sales and marketing expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.

The $7.4 million increase in research and development expense was primarily due to (a) a $4.4 million increase in salaries, bonuses and other benefits associated with a 19% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing as well as increased bonuses resulting from our overall financial performance in 2010, (b) a $1.4 million increase in stock-based compensation expense, (c) a $696,000 increase in facilities costs as a result of our move to a larger facility in 2010, (d) a $293,000 increase in third party services, (e) a $216,000 increase in spending on software and maintenance, and (f) a $147,000 increase in professional search fees. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and will modestly increase as a percentage of total revenue for the foreseeable future.

The $2.8 million increase in general and administrative expense was primarily due to (a) a $1.3 million increase in stock-based compensation expense, (b) an $870,000 increase in salaries, bonuses and other benefits associated with a 32% increase in the number of employees as well as increased bonuses resulting from our overall financial performance in 2010, (c) a $197,000 increase in legal fees, (d) a $170,000 increase in office and computer supplies, (e) a $132,000 increase in corporate taxes and (f) a $119,000 increase in insurance premiums. These increases were partially offset by (a) a $333,000 decrease in third party services and (b) a $143,000 decrease in depreciation expense. The balance was due to increased facility and overhead costs as a result of our move to a larger facility in 2010. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company. However, we expect general and administrative expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.

During the fourth quarter of 2010, we incurred $223,000 of merger and integration-related costs associated with our acquisition of Newfound Communications which closed on January 20, 2011. We incurred $1.1 million of merger and integration-related costs associated with our acquisition of Covergence in April 2009, including $585,000 of transaction expenses and $517,000 of severance related charges.

Other Income (Expense)

	Year Ended December 31,						Period-to-Period
	2010			2009			Change
		Percentage			Percentage
		of Total			of Total
	Amount	Revenue		Amount	Revenue		Amount	Percentage

Interest income	$556		*%	$253		*%	$303	120%
Gain from acquisition of business	—		*	4,293	3		(4,293)	*
Other expense	(175)		*	(78)		*	(97)	124

Total other income, net	$381		*%	$4,468	3%		$(4,087)	(91)%

*	Not meaningful

Interest income consisted of interest income generated from the investment of our cash balances. The increase in interest income primarily reflected an increase in the average cash balance, and to a lesser extent, higher average interest rates in the year ended December 31, 2010.

As a result of the final purchase price allocation related to our acquisition of Covergence in 2009, we determined that the fair value of the net assets acquired, primarily the acquired identifiable intangible assets and the deferred tax assets, exceeded the fair value of the consideration transferred. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were properly recognized and the valuation procedures and resulting measures were appropriate. As a result, we recognized a gain of $4.3 million in 2009.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The increase in expense from 2009 to 2010 primarily reflects fluctuations in the value of the Euro and British Pound.

Provision for Income Taxes

	Year Ended December 31,				Period-to-Period
	2010		2009		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage

Provision for income taxes	$23,519	10%	$6,291	4%	$17,228	274%

Our effective tax rate was 35% in 2010 as compared to 27% in 2009. The lower effective tax rate in 2009 was primarily attributable to a book gain recognized on the acquisition of Covergence for which there is no associated tax expense and the disallowance of the federal domestic manufacturing credit in 2010 as the result of being in a taxable net loss position due to the effects of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units.

Comparison of Years Ended December 31, 2009 and 2008

Revenue

	Year Ended December 31,				Period-to-Period
	2009		2008		Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Revenue by Type:
Product revenue	$107,144	76%	$91,277	78%	$15,867	17%
Maintenance, support and service revenue	34,314	24	25,081	22	9,233	37

Total revenue	$141,458	100%	$116,358	100%	$25,100	22%

Revenue by Geography:
United States and Canada	$76,216	54%	$59,512	51%	$16,704	28%
International	65,242	46	56,846	49	8,396	15

Total revenue	$141,458	100%	$116,358	100%	$25,100	22%

Revenue by Sales Channel:
Direct	$52,351	37%	$47,490	41%	$4,861	10%
Indirect	89,107	63	68,868	59	20,239	29

Total revenue	$141,458	100%	$116,358	100%	$25,100	22%

The $15.9 million increase in product revenue was a result of an increase in the number of systems sold in 2009 as compared to 2008 coupled with an increase in the average selling price of our systems due to changes in both our product software configuration mix, including software upgrades, and the mix of system platforms purchased by our customers. The product configuration, which reflects the mix of session capacity and requested features, determines the prices for each SBC sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. Indirect product revenues increased $15.7 million, as a result of a $12.7 million increase attributable to customers in the United States and Canada, and to a lesser extent, an increase of $3.0 million in indirect product revenues generated by our international customers. Direct product revenues increased $143,000 primarily as a result of a $2.2 million increase attributable to our international customers, partially offset by a decrease of $2.1 million in direct product revenues related to our customers in the United States and Canada.

Maintenance, support and service revenue increased by $9.2 million primarily as a result of a $8.9 million increase in maintenance and support fees associated with the growth in our installed product base and to a lesser extent, an increase of $331,000 in installation, professional services and training revenue, including reimbursable travel expenses, primarily due to the timing of the provision of our installation services.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2009		2008
		Percentage		Percentage	Period-to-Period
		of Related		of Related	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Cost of Revenue:
Product	$21,613	20%	$19,662	22%	$1,951	10%
Maintenance, support and service	5,668	17	5,005	20	663	13

Total cost of revenue	$27,281	19%	$24,667	21%	$2,614	11%

Gross Profit:
Product	$85,531	80%	$71,615	78%	$13,916	19%
Maintenance, support and service	28,646	83	20,076	80	8,570	43

Total gross profit	$114,177	81%	$91,691	79%	$22,486	25%

The $2.0 million increase in cost of product revenue was primarily due to (a) an increase in direct product costs of $2.0 million resulting from an increase in the number of systems sold in the year ended December 31, 2009 as compared to the prior year, (b) an increase in amortization of developed technology acquired in the Covergence transaction of $585,000 and (c) an increase of $258,000 in salaries, wages and related benefits. These increases were partially offset by (a) an $857,000 decrease in costs associated with amounts reserved against inventory deemed to be obsolete and in levels in excess of forecasted demand as a result of an overall decrease in our inventory balance and (b) a $104,000 decrease in depreciation expense and other manufacturing related costs.

The $663,000 increase in cost of maintenance, support and service revenue was primarily due to (a) an increase in salaries and related benefits of $998,000 corresponding with a 41% increase in employee headcount for our support and services organization, (b) an increase in third party services of $168,000 and (c) a $162,000 increase in stock-based compensation expense. These increases were partially offset by decrease of $678,000 in repair and warranty costs as our products mature and product reliability continues to improve.

Product gross margin increased by 2 percentage points primarily due to an increase in the number of units sold in 2009 as compared to 2008 which resulted in manufacturing cost being absorbed by a higher product volume base. The increase in the average selling cost of systems sold in 2009 due to product platform mix was also a factor.

Gross margin on maintenance, support and service revenue increased by 3 percentage points primarily due to an increase in maintenance, support and service revenue associated with the growth in our installed product base without a corresponding increase in costs and a decrease in the costs associated with our warranty and repair programs.

Operating Expenses

	Year Ended December 31,
	2009		2008
		Percentage		Percentage	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)

Sales and marketing	$53,643	38%	$44,411	38%	$9,232	21%
Research and development	28,198	20	23,046	20	5,152	22
General and administrative	12,305	9	10,026	9	2,279	23
Merger and integration-related costs	1,102	1	—	*	1,102	*

Total operating expenses	$95,248	68%	$77,483	67%	$17,765	23%

*	Not meaningful

Of the $9.2 million increase in sales and marketing expense (a) $7.8 million was attributable to higher salaries, commissions and benefits associated with a 13% increase in sales and marketing personnel, primarily sales and technical sales support staff, on a worldwide basis, the majority of which resulted from the acquisition of Covergence, as well as an increase in commission expense resulting from our overall financial performance in the year ended December 31, 2009, (b) $1.0 million was attributable to an increase in stock-based compensation expense, (c) $463,000 was attributable to an increase in outside consulting costs, (d) $271,000 was attributable to an increase in facilities costs related to larger sales offices in Seoul, Korea and Madrid, Spain, and (e) $178,000 was attributable to increased expenditures associated with marketing programs, including trade shows, all of which were offset by a decrease of $568,000 in depreciation expense resulting from impairment losses taken on customer evaluation equipment during the fourth quarter of 2008 and a decrease of $248,000 in travel expenses. The balance was attributable primarily to increased overhead associated with increases in sales and marketing personnel.

Of the $5.2 million increase in research and development expense (a) $3.9 million was attributable to higher salaries, bonuses and other benefits associated with a 24% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, the majority of which were associated with the acquisition of Covergence in April 2009, (b) $1.4 million was attributable to an increase in stock-based compensation expense, (c) $127,000 was attributable to increased facilities costs, and (d) $97,000 was attributable to increased spending on software and maintenance. These increases were partially offset by decreases in (a) depreciation and amortization of $295,000 resulting from impairment losses taken on engineering equipment in the fourth quarter of 2008, (b) spending on engineering tools and technology of $60,000 and (c) outside services of $36,000. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market.

Of the $2.3 million increase in general and administrative expense, (a) $1.1 million was attributable to an increase in salaries, bonuses and other benefits mainly related to increased bonuses resulting from our overall financial performance in 2009, (b) $822,000 was attributable to an increase in outside consulting services and temporary help, (c) $618,000 was attributable to an increase in legal, accounting and professional fees related to our ongoing compliance responsibilities of being a publicly-traded company, (d) $436,000 was attributable to increased facilities costs, and (e) $361,000 was attributable to an increase in stock-based compensation costs. These increases were partially offset by (a) an $833,000 decrease in bad debt expense, (b) a $176,000 decrease in professional search fees related to the search for our chief financial officer which were incurred in the first quarter of 2008, (c) a $152,000 decrease in other fees and taxes representing a sales and use tax refund received during 2009, and (d) a $107,000 decrease in insurance fees.

We incurred $1.1 million of merger and integration-related costs associated with our acquisition of Covergence in April 2009, including $585,000 of transaction expenses and $517,000 of severance related charges.

Other Income (Expense)

	Year Ended December 31,
	2009			2008
		Percentage			Percentage		Period-to-Period
		of Total			of Total		Change
	Amount	Revenue		Amount	Revenue		Amount	Percentage

Interest income	$253		*%	$3,225	3%		$(2,972)	(92)%
Gain from acquisition of business	4,293	3		—		*	4,293	*
Other expense	(78)		*	(246)		*	168	(68)

Total other income, net	$4,468	3%		$2,979	3%		$1,489	50%

*	Not meaningful

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

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in expense from 2008 to 2009 was primarily due to fluctuations in the value of the Euro and British Pound.

Provision for Income Taxes

	Year Ended December 31,
	2009		2008
		Percentage		Percentage	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage

Provision for income taxes	$6,291	4%	$5,615	5%	$676	12%

Our effective tax rate was 27% in 2009 as compared to 33% in 2008. The lower effective tax rate in 2009 was primarily due to a book gain recognized on the acquisition of Covergence for which there is no associated tax expense.

Liquidity and Capital Resources

Resources

Since 2005, we have funded our operations primarily with the growth in our operating cash flows and more recently, we have supplemented our cash flows from the exercise of stock options. In October 2006, we completed an IPO and raised $83.2 million in net proceeds after deducting underwriting discounts and commissions. To date we have not used nor designated any of the proceeds from our IPO.

Key measures of our liquidity are as follows:

	As of and for the Year Ended
	December 31,
	2010	2009	2008
		(in thousands)

Cash and cash equivalents	$91,669	$90,471	$125,723
Short and long-term investments	184,054	84,516	—
Accounts receivable, net	34,797	25,604	26,163
Working capital	278,960	123,452	136,006
Cash provided by operating activities	55,119	45,146	28,671
Cash used in investing activities	(114,767)	(84,156)	(4,042)
Cash provided by (used in) financing activities	60,846	3,758	(35,326)

Cash, cash equivalents, short and long-term investments. Our cash and cash equivalents at December 31, 2010 were invested primarily in high quality securities and are not materially affected by fluctuations in interest rates. Our short and long-term investments consist of high quality government treasuries and bonds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $837,000, $1.1 million and $333,000 at December 31, 2010, 2009 and 2008, respectively, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters in Bedford, Massachusetts, our sales office in Madrid, Spain and our former headquarters in Burlington, Massachusetts in 2009 and 2008.

Accounts receivable, net.  Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and related invoicing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive a cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 45 days at December 31, 2010 and 56 days at December 31, 2009. The decrease in DSO at December 31, 2010 was primarily due to the timing of shipments during the three months ended December 31, 2010 as well as improved collection efforts during the fourth quarter.

Operating activities.  Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, impairment losses on property and equipment, deferred income taxes, provision for bad debts, stock-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities in 2010 was $55.1 million and consisted of (a) $43.0 million of net income, (b) non-cash deductions of $8.3 million (consisting primarily of $33.8 million related to the tax savings from the exercise, by employees, of stock options and deferred income taxes of $1.4 million, partially offset by, $16.4 million of stock-based compensation, $8.0 million of depreciation and amortization, $1.9 million in amortization of premium/discount on investments and $496,000 in provisions for bad debt), and (c) $20.4 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $29.5 million increase in accrued expenses and other liabilities, a $3.3 million increase in accounts payable and an increase in deferred revenue of $197,000, partially offset by an increase of $9.7 million in accounts receivable, a $2.3 million increase in inventory, an increase of $420,000 in other assets and an increase of $172,000 in deferred product costs.

Investing activities.  Cash used in investing activities in 2010 was $114.8 million, which included $310.0 million in purchases of marketable securities, $13.3 million in purchases of property and equipment, offset by $208.5 million in cash received from maturities of marketable securities.

Financing activities.  Net cash provided by financing activities included proceeds from the exercise of common stock options in the amount of $27.0 million in 2010, $2.0 million in 2009 and $759,000 in 2008. The excess tax benefit from the exercise of stock options was $33.8 million in 2010, $1.8 million in 2009 and $1.4 million in 2008. In 2008, we used $37.5 million to repurchase 6,756,680 shares of our common stock.

Anticipated cash flows.  We believe our existing cash, cash equivalents and short and long-term investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash, cash equivalents, short and long-term investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, and given the current condition of the global financial markets, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.

Income taxes.  During the year ended December 31, 2010, we recognized excess tax benefits associated with the exercise and sale of incentive stock options and the exercise of non-qualified stock options of $33.7 million. These excess tax benefits resulted in a net operating loss, for tax purposes, which allowed us to partially offset taxable income in 2009, and fully offset taxable income in 2008 under the carryback provisions of the Internal Revenue Code of 1986. As a result, we have recorded an income tax receivable of $10.0 million as of December 31, 2010.

We currently expect to realize recorded net deferred tax assets as of December 31, 2010 of $18.6 million. Our conclusion that these assets will be recovered is based upon the expectation that our current and future earnings will provide sufficient taxable income to realize the recorded tax assets. The realization of our net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded net deferred tax asset would not be realizable. Approximately $10.6 million of the deferred tax assets recorded as of December 31, 2010 is attributable to benefits associated with stock-based compensation charges. In accordance with the provision of Accounting Standards Codification, or ASC, 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

As of December 31, 2010, we had state research and development tax credits of $2.8 million of which approximately $1.5 million related to excess tax deductions, the benefit of these credits will be realized as an increase in additional paid in capital when it results in a reduction in state taxable income. These state tax credits begin to expire in 2021, and are subject to review and possible adjustment by the taxing authorities. During 2010, we both generated and utilized all of our U.S. federal research and development tax credits.

Requirements

Capital expenditures.  We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, improvements to our leased corporate headquarters in Bedford, Massachusetts and other general purposes to support our growth. Our capital expenditures totaled $13.3 million in 2010, $4.9 million in 2009, and $4.0 million in 2008. We estimate capital expenditures of $16.0 to $17.0 million in 2011.

Contractual obligations and requirements.  Our only significant contractual obligations relate to the lease of our corporate headquarters in Bedford, Massachusetts to which we relocated in July 2010 and our office facilities in Madrid, Spain.

On December 10, 2009 we entered into a lease dated as of November 23, 2009 with MSCP Crosby, LLC to secure office space for our corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts. The commencement date for occupancy under the lease was June 1, 2010. The lease for our former corporate headquarters at 71 Third Ave., Burlington, Massachusetts expired on July 31, 2010.

The lease for our new corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts provides for the rental of 123,788 square feet of space and has an initial term of six years and six months. We can, subject to certain conditions, extend this term for an additional period of five years. We were not required to pay any rent for the first six months of the initial lease term. Thereafter, the annual rent is $2.4 million, or approximately $201,000 per month. The total base rent payable in the initial lease term is $14.5 million.

In addition to base rent, the lease for our new corporate headquarters requires us to pay our proportionate share of certain taxes and operating expenses, as further set forth in the lease. We received lease incentives, including free rent for the first six months of occupancy, which totaled approximately $1.2 million, and allowances for tenant improvements totaling approximately $3.2 million. We are recognizing the total base rent payable of $14.5 million ratably over the initial lease term which is 78 months. The allowance for tenant improvements is being amortized on a straight-line basis over the initial lease term as a reduction of rental expense.

On July 12, 2010, we entered into a lease amendment dated as of June 1, 2010 with MSCP Crosby, LLC to secure additional office space at our new corporate headquarters. The commencement date for occupancy under the amendment is July 1, 2010. The lease amendment provides for an additional 27,161 square feet of space. We are not required to pay any rent on this additional space until August 1, 2011 at which point the rent will be $245,000 per month for the entire facility. In addition to free rent, we have received allowances for tenant improvements in the amount of approximately $447,000.

In connection with the signing of the lease for our new headquarters, we have deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of approximately $603,000.

The following table sets forth our commitments to settle contractual obligations in cash after December 31, 2010:

					More than
	Total	1 year or less	2-3 years	4-5 years	5 years
	(in thousands)

Operating leases obligations	$17,413	$2,695	$5,888	$5,888	$2,942

Off-Balance-Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, ratified Accounting Standards Update, or ASU, 2009-13, Revenue Arrangements with Multiple Deliverables, which would modify the objective-and-reliable-evidence-of-fair-value threshold as it relates to assigning value to specific deliverables in a multiple-element arrangement. This authoritative guidance would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple-element arrangements and allocating arrangement consideration when neither VSOE nor acceptable third-party evidence of the selling price of the undelivered element are available. Additionally, the FASB ratified ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which provides that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality should be considered non-software deliverables, and therefore, will no longer be within the scope of the revenue recognition guidance. We adopted both FASB updates as of January 1, 2011. We do not believe the adoption of both pieces of authoritative guidance will have a material effect on our consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of December 31, 2010, our foreign exchange exposure would have fluctuated by less than $50,000.

Interest Rate Risk

At December 31, 2010, we had unrestricted cash, cash equivalents, short and long-term investments totaling $275.7 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 8.	Financial Statements and Supplementary Data

ACME PACKET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Acme Packet, Inc.

We have audited the accompanying consolidated balance sheets of Acme Packet, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme Packet, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acme Packet, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 18, 2011

ACME PACKET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$91,669	$90,471
Short-term investments	179,024	39,990
Accounts receivable, net of allowance of $1,463 and $1,311, respectively	34,797	25,604
Inventory	6,662	4,372
Deferred product costs	3,572	3,400
Deferred tax asset, net	3,814	1,567
Income taxes receivable	9,979	350
Other current assets	3,231	2,360

Total current assets	332,748	168,114
Long-term investments	5,030	44,526
Property and equipment, net	17,156	6,437
Intangible assets, net of accumulated amortization of $2,466 and $706, respectively	9,468	11,228
Deferred tax asset, net	14,802	15,622
Other assets	940	799

Total assets	$380,144	$246,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,161	$3,895
Accrued expenses and other current liabilities	14,629	9,261
Deferred revenue	31,998	31,506

Total current liabilities	53,788	44,662

Deferred rent, net of current portion	4,265	—

Deferred revenue, net of current portion	1,546	1,841

Commitments and contingencies (Note 8)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 shares; Issued and outstanding—0 shares	—	—
Common stock, $0.001 par value:
Authorized—150,000,000 shares; Issued 71,157,422 and 65,459,593 shares, respectively	71	65
Additional paid-in capital	266,114	188,871
Treasury stock, at cost—6,756,687 and 6,756,693 shares, respectively	(37,522)	(37,522)
Accumulated other comprehensive income (loss)	34	(2)
Retained earnings	91,848	48,811

Total stockholders’ equity	320,545	200,223

Total liabilities and stockholders’ equity	$380,144	$246,726

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008

Revenue:
Product	$186,798	$107,144	$91,277
Maintenance, support and service	44,434	34,314	25,081

Total revenue	231,232	141,458	116,358

Cost of revenue(1):
Product	31,866	21,613	19,662
Maintenance, support and service	9,265	5,668	5,005

Total cost of revenue	41,131	27,281	24,667

Gross profit	190,101	114,177	91,691

Operating expenses(1):
Sales and marketing	73,067	53,643	44,411
Research and development	35,565	28,198	23,046
General and administrative	15,071	12,305	10,026
Merger and integration-related costs	223	1,102	—
Total operating expenses	123,926	95,248	77,483

Income from operations	66,175	18,929	14,208

Other income (expense):
Interest income	556	253	3,225
Gain on acquisition of business	—	4,293	—
Other expense	(175)	(78)	(246)

Total other income, net	381	4,468	2,979

Income before provision for income taxes	66,556	23,397	17,187
Provision for income taxes	23,519	6,291	5,615

Net income	$43,037	$17,106	$11,572

Net income per share (Note 2):
Basic	$0.69	$0.30	$0.20
Diluted	$0.63	$0.28	$0.18
Weighted average number of common shares used in the calculation of net income per share:
Basic	62,002,543	57,077,639	58,463,410
Diluted	67,915,525	61,551,040	62,920,268

(1) Amounts include stock-based compensation expense, as follows:
Cost of product revenue	$761	$501	$440
Cost of maintenance, support and service revenue	1,080	570	408
Sales and marketing	7,406	4,706	3,686
Research and development	4,810	3,440	2,083
General and administrative	2,416	1,143	781

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock						Accumulated
		$0.001	Additional	Treasury Stock			Other	Total
	Number of	Par	Paid-in	Number of		Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Shares	Value	Earnings	Loss	Equity	Income

Balance at December 31, 2007	60,429,772	$60	$142,974	—	$—	$20,133	$—	$163,167	$—
Repurchase of common stock	—	—	—	(6,756,680)	(37,522)	—	—	(37,522)	—
Repurchase and retirement of common stock	(1,458)	—	(1)	—	—	—	—	(1)	—
Exercise of common stock options	1,017,763	1	758	—	—	—	—	759	—
Stock-based compensation expense	—	—	7,398	—	—	—	—	7,398	—
Tax benefit related to exercise of stock options	—	—	1,438	—	—	—	—	1,438	—
Net income	—	—	—	—	—	11,572	—	11,572	11,572

Total comprehensive income									$11,572

Balance at December 31, 2008	61,446,077	61	152,567	(6,756,680)	(37,522)	31,705	—	146,811
Exercise of common stock options	1,096,799	1	1,996	—	—	—	—	1,997	—
Issuance of common stock pursuant to restricted stock units	42,334	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to merger agreement, net of registration costs	2,874,383	3	22,187	(7)	—	—	—	22,190	—
Stock-based compensation expense	—	—	10,360	—	—	—	—	10,360	—
Tax benefit related to exercise of stock options	—	—	1,761	—	—	—	—	1,761	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)	(2)
Net income	—	—	—	—	—	17,106	—	17,106	17,106

Total comprehensive income									$17,104

Balance at December 31, 2009	65,459,593	65	188,871	(6,756,687)	(37,522)	48,811	(2)	200,223	—
Exercise of common stock options	5,543,419	6	27,030	—	—	—	—	27,036	—
Issuance of common stock pursuant to restricted stock units	154,410	—	—	—	—	—	—	—	—
Withholding tax on RSU exercises	—	—	(70)	—	—	—	—	(70)	—
Reduction of common stock issued pursuant to merger agreement	—	—	—	(6)	—	—	—	—	—
Stock-based compensation expense	—	—	16,473	—	—	—	—	16,473	—
Tax benefit related to exercise of stock options	—	—	33,810	—	—	—	—	33,810	—
Unrealized gain on marketable securities	—	—	—	—	—	—	36	36	36
Net income	—	—	—	—	—	43,037	—	43,037	43,037

Total comprehensive income									$43,073

Balance at December 31, 2010	71,157,422	$71	$266,144	(6,756,693)	$(37,522)	$91,848	$34	$320,545

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities
Net income	$43,037	$17,106	$11,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,243	4,671	5,043
Amortization of intangible assets	1,760	706	—
Gain on acquisition of business	—	(4,293)	—
Impairment of fixed assets	—	94	857
Provision for bad debts	496	217	1,109
Amortization of premium/discount on investments	1,949	113	—
Stock-based compensation expense	16,473	10,360	7,398
Deferred income taxes	(1,427)	(1,497)	(3,222)
Excess tax benefit related to exercise of stock options	(33,810)	(1,762)	(1,438)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(9,689)	1,905	325
Inventory	(2,290)	1,974	(1,224)
Deferred product costs	(172)	(2,276)	—
Other assets	(420)	(375)	613
Accounts payable	3,266	227	(1,295)
Accrued expenses, other current liabilities and deferred rent	29,506	2,665	(368)
Deferred revenue	197	15,312	9,301

Net cash provided by operating activities	55,119	45,147	28,671

Investing activities
Purchases of property and equipment	(13,316)	(4,869)	(4,042)
Purchase of marketable securities	(309,939)	(84,631)	—
Proceeds from sale and maturities of marketable securities	208,488	—	—
Cash received from acquisition, net	—	5,965	—
Increase	—	(622)	—

Net cash used in investing activities	(114,767)	(84,157)	(4,042)

Financing activities
Repurchase of common stock	—	—	(37,523)
Proceeds from exercise of stock options	27,036	1,997	759
Tax benefit related to exercise of stock options	33,810	1,761	1,438

Net cash provided by (used in) financing activities	60,846	3,758	(35,326)

Net increase (decrease) in cash and cash equivalents	1,198	(35,252)	(10,697)
Cash and cash equivalents at beginning of year	90,471	125,723	136,420

Cash and cash equivalents at end of year	$91,669	$90,471	$125,723

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$692	$6,328	$6,480
Supplemental disclosure of non-cash financing activities
Leasehold improvements financed by landlord through lease incentive	$3,646	$—	$—

Supplemental disclosure of cash flow related to acquisition (Note 3):
In connection with the acquisition of Covergence Inc. on April 30, 2009, the following transactions occurred:
Fair value of assets acquired	$—	$34,561	$—
Liabilities assumed related to acquisition	—	(7,480)	—

Gain on acquisition of business	—	(4,293)	—

Total purchase price	—	22,788	—
Less fair value of common stock issued	—	(22,190)	—
Less cash and cash equivalents acquired	—	(6,563)	—

Cash received from acquisition, net of cash paid	$—	$5,965	$—

See accompanying notes.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

1.	Business Description

Acme Packet, Inc. (the Company) is a leading provider in session border control solutions which enable the delivery of trusted, first-class interactive communications—voice, video and multimedia sessions—and data services across internet protocol (IP) network borders.

Session border control is a service delivery architecture encompassing many different product categories. The Company’s Net-Net product family of session border controllers, session aware load balancers, session routing proxies and multiservice security gateways supports multiple applications in enterprise networks and fixed line, mobile, over-the-top and application service provider networks. These applications range from voice over IP (VoIP) trunking to hosted enterprise and residential services to fixed-mobile convergence. The Company’s products satisfy critical security, service assurance and regulatory requirements in these networks.

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

On January 20, 2011, the Company acquired Newfound Communications, Inc. (Newfound Communications) an emerging, innovative provider of call recording solutions for the telecommunications industry. Newfound Communications offers the technology, tools and expertise to streamline automated customer service. The aggregate purchase price was $4.1 million in cash payments to the stockholders of Newfound Communications. This acquisition and Newfound Communications operations prior to the acquisition are not material to the Company’s financial statements. In connection with the acquisition of Newfound Communications, the Company incurred $223 of merger and integration related costs during 2010, where the Company recorded as an expense in our consolidated statement of income for the year ended December 31, 2010.

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

Years Ended December 31, 2010, 2009 and 2008

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

Prior Year Financial Statement Reclassification

Certain amounts totaling $350 in the consolidated balance sheet for the year ended December 31, 2009, related to costs associated with income taxes receivable, have been reclassified from “other current assets” to “income taxes receivable” to conform to the current period presentation. This reclassification had no impact on the Company’s previously reported results of operations or cash flows for the year ended December 31, 2009.

Revenue Recognition

The Company recognizes revenue in accordance with software revenue recognition accounting standards, as the Company has determined that the software element of its product is “more than incidental” to its products as a whole.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the consideration is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

•	Persuasive evidence of an arrangement exists. The Company considers a non cancelable agreement signed by the customer and the Company to be representative of persuasive evidence of an arrangement.

•	Delivery has occurred. The Company considers delivery to have occurred when product has been delivered to the customer and no significant post delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of the Company’s agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered elements. Revenue associated with these

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.

•	Consideration is fixed or determinable. The Company considers the consideration to be fixed or determinable unless the consideration is subject to refund or adjustment or is not payable within normal payment terms. If the consideration is subject to refund or adjustment, the Company recognizes revenue when the right to a refund or adjustment lapses. If offered payment terms exceed the Company’s normal terms, then revenue is recognized as the amounts become due and payable or upon the receipt of cash.

•	Collection is deemed probable. The Company conducts a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon the Company’s evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

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

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

from an end user customer. The Company generally does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company’s reserves for product returns and related allowances have not been significant.

The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, were not material for the year ended December 31, 2010, 2009 and 2008.

The Company included approximately $818, $626 and $441 of out-of-pocket expenses in service revenue and cost of service revenue in the years ended December 31, 2010, 2009 and 2008, respectively.

Cash, Cash Equivalents, Short-term and Long-term Investments

Securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. Securities for which it is not the Company’s intent to hold to maturity are classified as either available-for-sale or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains or losses excluded from earnings and reported in a separate component of stockholders’ equity, while other than temporary gains or losses are included in earnings. Trading securities are reported at fair value, with unrealized gains or losses included in earnings. The Company considers all highly liquid investments with original maturities of ninety days or less at the time of purchase to be cash equivalents, and investments with original maturities of between ninety-one days and one year to be short-term investments. Investments with maturities in excess of one year from the balance sheet date are classified as long-term, except for available-for-sale securities, which are all classified as short-term. All securities are classified as either held-to-maturity or available-for-sale as of December 31, 2010 and 2009.

Cash, cash equivalents, short and long-term investments as of December 31, 2010 and 2009 consist of the following:

	As of December 31, 2010
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value

Cash	Demand	$35,580	$35,580	$35,580
Money market funds	Demand	56,089	56,089	56,089

Total cash and cash equivalents		$91,669	$91,669	$91,669

U.S. agency notes—available-for-sale	4-419 days	$69,575	$69,606	$69,606
U.S. agency notes—held-to-maturity	15-329 days	109,418	114,451	109,418

Total short-term marketable securities		$179,489	$184,292	$179,024

U.S. agency notes—held-to-maturity	419 days	$5,030	5,029	5,030

Total long-term marketable securities		$5,030	$5,029	$5,030

To date, realized gains and losses from the sales of cash equivalents or short-term or long-term investments have been immaterial.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

	As of December 31, 2009
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value

Cash	Demand	$8,789	$8,789	$8,789
Money market funds	Demand	81,682	81,682	81,682

Total cash and cash equivalents		$90,471	$90,471	$90,471

U.S. agency notes—available-for-sale	263-346 days	$4,985	$4,983	$4,983
U.S. agency notes—held-to-maturity	42-346 days	35,007	35,028	35,007

Total short-term marketable securities		$39,992	40,011	39,990

U.S. agency notes—held-to-maturity	375-435 days	$44,526	44,385	44,526

Total long-term marketable securities		$44,526	$44,385	$44,526

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

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of December 31, 2010:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Money market funds	$66,089	$—	$—	$66,089
U,S, agency notes	—	15,280	—	15,280
Restricted cash	837	—	—	837

Total cash equivalents and restricted cash	$66,926	$15,280	$—	$82,206

Short-term U.S. agency notes	$—	$179,024	$—	$179,024
Long-term U.S. agency notes	—	5,030	—	5,030

Total investments	$—	$184,054	$—	$184,054

Total assets	$66,926	$199,334	$—	$266,260

Realized gains and losses from sales of the Company’s investments are included in Other income (expense) and unrealized gains and losses from available-for-sale securities are included as a separate component of equity unless the loss is determined to be other-than-temporary.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the year ended December 31, 2010.

Restricted Cash

As of December 31, 2010 and 2009, the Company had restricted cash in the amount of $837 and $1,088, respectively, as collateral related to its facility leases. The Company’s restriction with respect to $234 expires in July 2011 for the Madrid, Spain lease, and $603 expires in December 2016 for the Bedford, Massachusetts lease.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008:

	Balance at			Balance at
	Beginning of			End of
	Period	Provision	Write-offs	Period

Year ended December 31, 2010	$1,311	$496	$(344)	$1,463
Year ended December 31, 2009	1,281	217	(187)	1,311
Year ended December 31, 2008	574	1,109	(402)	1,281

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

Property and equipment consists of the following:

	As of December 31,
	2010	2009

Computer hardware and software	$9,015	$6,441
Furniture and fixtures	3,169	1,560
Office and engineering equipment	10,308	8,687
Evaluation systems	7,602	4,408
Leasehold improvements	8,715	1,287
Construction in progress	613	77

	39,422	22,460
Less accumulated depreciation and amortization	(22,266)	(16,023)

Property and equipment, net	$17,156	$6,437

Depreciation and amortization expense was $6,243, $4,671 and $5,043 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Financial Instruments

Financial instruments consist of cash equivalents, short and long-term investments, restricted cash and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other international hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company maintains its cash, cash equivalents, short and long-term investments principally in accredited financial institutions of high credit standing. The Company assesses the credit worthiness of its customers both at the inception of the business relationship and then routinely on an ongoing basis. The Company does not require collateral from its customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Year Ended December 31,
	2010	2009	2008

Customer A	12%	*	*
Customer B	10	15%	17%
Customer C	*	14	15
Customer D	*	*	10

*	Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as follows:

	As of December 31,
	2010	2009

Customer A	20%	*
Customer B	10	16%
Customer C	*	15

*	Less than 10% of total accounts receivable.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

The following is a summary of changes in the amount reserved for warranty costs for the years ended December 31, 2010 and 2009:

Balance at December 31, 2008	$160
Provision for warranty costs	386
Uses/reductions	(406)

Balance at December 31, 2009	140
Provision for warranty costs	1,100
Uses/reductions	(1,151)

Balance at December 31, 2010	$89

Stock-Based Compensation

At December 31, 2010, the Company had three stock-based compensation plans, which are more fully described in Note 7.

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The benefits of tax deductions in excess of recognized stock-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

Given the limited trading history of the Company’s common stock, the Company does not yet have sufficient historical data to estimate the assumptions required to determine the fair value of its stock options granted. As such, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted since January 1, 2007 and through December 31, 2010, has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, as discussed above, the Company utilizes an estimated forfeiture rate when calculating the expense for the period.

The Company has applied estimated forfeiture rates derived from an analysis of historical data of 7.33%, 7.91% and 8.27% for the years ended December 31, 2010, 2009 and 2008, respectively, in determining the expense recorded in the accompanying consolidated statements of income. The

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

weighted-average fair values of options granted were $9.58, $3.22 and $3.17 for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	2.14%	2.01%	3.05%
Expected volatility	59.27%	58.86%	46.56%
Expected life	4.77 years	4.74 years	4.76 years
Dividend yield	—	—	—

During the year ended December 31, 2008, the Company issued 179,000 restricted stock units (RSUs) to certain of its employees at a fair value of $7.51 per share pursuant to the 2006 Equity Incentive Plan. The RSUs granted contain either time based vesting or performance based vesting criteria. Of the time based RSUs granted, 131,500 will vest in three equal installments, commencing on February 12, 2009 and becoming fully vested on February 12, 2011. The remaining 47,500 are performance based RSUs which would only have vested if certain Company growth rates were met by December 31, 2009, as determined by the Company’s Board of Directors and the recipient remains associated with the Company at the time such determination is made. During the Board of Directors meeting in January 2010, the Board concluded that Company growth rates had not been achieved, and as such, the restricted stock units were cancelled at that time. No compensation cost had been recognized related to the performance based RSUs as it was not probable that the performance criteria would be met.

The Company recorded stock-based compensation expense of $16,473, $10,360 and $7,398 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $35,826 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.61 years.

See Note 7 for a summary of the stock option and restricted stock unit activity under the Company’s stock-based compensation plans for the year ended December 31, 2010.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. Accumulated other

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

comprehensive income is presented separately on the balance sheet as required, and relates to unrealized gains on its available-for-sale securities in 2010 and 2009.

Other comprehensive income consists entirely of unrealized gains on available-for-sale securities at December 31, 2010 and 2009.

Net Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2010	2009	2008

Weighted average number of shares of common stock	62,002,543	57,078,933	58,493,883
Less: Weighted average number of unvested restricted common shares outstanding	—	(1,294)	(30,473)

Weighted average number of common shares used in calculating basic net income per common share	62,002,543	57,077,639	58,463,410
Weighted average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	5,691,431	4,349,025	4,408,953
Weighted average number of unvested restricted common shares outstanding	—	1,182	30,473
Weighted average number of common shares issuable upon vesting of outstanding restricted stock units	221,551	123,194	17,432

Weighted average number of common shares used in computing diluted net income per common share	67,915,525	61,551,040	62,920,268

In the computation of the diluted weighted average number of common shares outstanding, 482,205, 4,930,265 and 4,433,175 weighted average common share equivalents underlying outstanding stock options have been excluded from the computation as of December 31, 2010, 2009 and 2008, respectively, as their effect would have been antidilutive.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long lived assets. If impairment exists, the Company would adjust the carrying value of the asset to fair value. Any write downs are treated as permanent reductions in the carrying amount of the assets.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

For the years ended December 31, 2009 and 2008, the Company determined that there had been impairment to certain of its evaluation systems and certain pieces of its engineering equipment which are included in property and equipment. Accordingly, the Company recognized impairment losses of $94 and $857, respectively, which were recorded in the accompanying consolidated statements of income for the years ended December 31, 2009 and 2008. For the year ended December 31, 2010, the Company did not identify any impairment of its long-lived assets.

Capitalized Internal Use Software

The Company capitalizes certain costs incurred to purchase or create internal-use software. To date, such costs have included external direct costs of materials and services incurred in the implementation of internal use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over three years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Foreign Currency Exchange Risk

To date, substantially all of the Company’s international customer agreements have been denominated in U.S. dollars. Accordingly, the Company has limited exposure to foreign currency exchange rates and does not enter into foreign currency hedging transactions. The functional currency of the Company’s international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities, and operations of the European and Asian subsidiaries are recorded within other income (expense) in the consolidated statements of income. During the years ended December 31, 2010, 2009 and 2008, the Company recorded foreign exchange losses of $95, $78, and $246, respectively, in other expense.

Income Taxes

The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, the Company is required to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has no material unrecognized tax benefits.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2010, 2009 and 2008.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

2.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In September 2009, the FASB ratified ASU 2009-13, Revenue Arrangements with Multiple Deliverables, which would modify the objective-and-reliable-evidence-of-fair-value threshold as it relates to assigning value to specific deliverables in a multiple-element arrangement. This authoritative guidance would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple-element arrangements and allocating arrangement consideration when neither VSOE nor acceptable third-party evidence of the selling price of the undelivered element are available. Additionally, the FASB ratified ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which provides that tangible products containing software components and non-software components that function together to deliver the product’s essential functionality should be considered non-software deliverables, and therefore, will no longer be within the scope of the revenue recognition guidance. The Company will adopt both FASB updates as of January 1, 2011. The Company does not believe the adoption of both pieces of authoritative guidance will have a material effect on the Company’s consolidated financial position and results of operations.

3.	Business Combinations

Covergence Inc.

On April 30, 2009, the Company acquired Covergence Inc. (Covergence) an emerging, innovative provider of software based session border controllers for delivering VoIP/IP telephony, unified communications and service orientated architecture applications within global 1000 enterprises. The aggregate purchase price was $22,846, consisting of 2,874,383 shares of the Company’s common stock, valued at approximately $22,248, $20 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for the former Chief Executive Officer of Covergence, of approximately $578. The Company incurred $58 of issuance costs associated with the registration of the common stock issued, which has been recorded as a reduction to the purchase price.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Covergence have been included in the accompanying consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which was finalized at December 31, 2009.

The Company incurred $1,102 in expenses that are reflected as merger and integration related expenses in the consolidated statement of income for the year ended December 31, 2009. These costs include transaction expenses of $585 consisting of various professional fees. In addition, the Company determined that, as a result of the acquisition, there existed certain redundancies in operations. As a result, the Company incurred charges consisting of severance and related benefits of $517 to decrease the Covergence headcount by twenty employees.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

4.	Intangible Assets (Continued)

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

The Company periodically evaluates these in-process research and development assets to determine if any projects have been completed. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be incurred in the period in which the impairment occurs. These intangible assets are tested for impairment on an annual basis, or earlier if impairment indicators are present.

Based on an evaluation performed by the Company as of December 31, 2010, the Company determined that the projects were completed as of December 1, 2010 and therefore, began amortization of the assets over a seven year life. Accordingly, these assets have been included in the caption “Developed Technology” below.

Finite-lived intangible assets consist of the following:

	Estimated	Gross Carrying Value		Accumulated Amortization as of
	Useful Life	December 31,	December 31,	December 31,	December 31,
Description	(in years)	2010	2009	2010	2009

Developed technology	7.7	$9,707	$7,089	$2,119	$585
Patents	15.7	850	850	84	23
Customer relationships	9.7	798	798	139	55
Trademarks and trade names	14.7	461	461	49	13
Internal use software	3.0	119	119	75	30

Total		$11,935	$9,317	$2,466	$706

Amortization expense related to intangible assets for the year ended December 31, 2010 and 2009 was $1,760 and $706 respectively.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

4.	Intangible Assets (Continued)

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year Ended December 31,	Amount

2011	$1,705
2012	1,867
2013	1,729
2014	1,391
2015	1,078
2016 and thereafter	1,699

Total	$9,469

5.	Income Taxes

Income before the provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008

Domestic	$65,491	$22,717	$16,634
Foreign	1,065	680	553

Total	$66,556	$23,397	$17,187

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2010	2009	2008

Current provision:
Federal	$23,131	$7,136	$8,162
State	1,296	473	527
Foreign	519	179	148

Total current	24,946	7,788	8,837

Deferred benefit:
Federal	(1,338)	(1,183)	(2,955)
State	(89)	(314)	(267)

Total deferred	(1,427)	(1,497)	(3,222)

Total provision	$23,519	$6,291	$5,615

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

5.	Income Taxes (Continued)

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net	1.1	0.4	1.2
Permanent differences	(0.4)	1.4	3.1
Book gain on Covergence acquisition	—	(6.4)	—
Research and development tax credits	(1.2)	(4.0)	(4.7)
Other	0.8	0.5	(1.9)

Effective tax rate	35.3%	26.9%	32.7%

The Company currently expects to realize recorded net deferred tax assets as of December 31, 2010 of $18,616. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. As of December 31, 2010, $10,588 of the deferred tax asset recorded is attributable to benefits associated with stock-based compensation charges. In accordance with the provision of ASC 718, Compensation—Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

As of December 31, 2010, all of the federal and state tax returns the Company has filed for tax years 2007 through 2009 remain subject to examination by tax authorities. There are no income tax examinations currently in process.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

5.	Income Taxes (Continued)

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009

Stock-based compensation	$10,588	$7,085
NOL and tax credit carryforwards	7,631	8,269
Basis difference in intangible assets	(3,530)	(4,154)
Basis difference in fixed assets	(3,718)	315
Inventory and warranty reserves	1,533	1,414
Allowance for doubtful accounts	546	489
Accrued vacation expense	463	432
Sales tax reserve	97	61
Capitalized research and development costs	3,395	3,938
Other temporary differences	1,611	(660)

Net deferred tax asset	$18,616	$17,189

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

The Company has recognized a federal and state tax benefit in additional paid in capital of $33,810 during 2010. This benefit relates to excess tax deductions generated during 2010. The Company recognized this benefit as it reduced the current federal and state taxable income in 2010 to zero. In addition, a portion of this benefit relates to anticipated refunds from the 2008 and 2009 tax years due to anticipated carry back claims to be filed. The Company has a tax receivable balance of $9,979 related to anticipated refunds as of December 31, 2010.

As of December 31, 2010, the Company had federal research and development tax credits of $2,718 all of which relate to excess tax deduction and have been excluded from the above table. The benefit of these credits will be recognized as an increase in additional paid in capital when it results in a reduction in federal taxable income. These credits begin to expire in 2022 and are subject to review and possible adjustment by the taxing authorities.

As of December 31, 2010, the Company had a state net operating loss of approximately $57,084 related to excess tax deductions that have been excluded from the above table. The benefit of these state net operating losses will be recognized as an increase in additional paid in capital when it results in a reduction in state taxable income.

As of December 31, 2010, the Company had state research and development tax credits of $2,790 of which approximately $1,454 related to excess tax deductions has been excluded from the above table. The benefit of these credits will be recognized as an increase in additional paid in capital when it results

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

5.	Income Taxes (Continued)

in a reduction in state taxable income. These state tax credits begin to expire in 2022, and are subject to review and possible adjustment by the taxing authorities.

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

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

7.	Equity Incentive Plans (Continued)

2007 pursuant to this provision. In January 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Plan was increased by 3,000,000 shares pursuant to this provision. As of December 31, 2010, 80,907 shares were available for future issuance under the 2006 Plan.

Additionally, the Company has in effect the 2006 Director Option Plan (the 2006 Director Plan), under which no options may be granted to eligible directors at less than fair market value on the date of grant, and all options vest over a one year period from the grant date. These options expire ten years after the grant date. The Company initially reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Director Plan was increased by 75,000 shares pursuant to this provision. As of December 31, 2010, 337,500 shares were available for future issuance under the 2006 Director Plan.

The following is a summary of the status of the Company’s stock options as of December 31, 2010 and the stock option activity for all stock options plans during the year ended December 31, 2010:

				Weighted-Average
			Weighted-Average	Remaining	Aggregate
	Number	Exercise Price	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Per Share	Life (Years)	Value(1)

Outstanding at December 31, 2009	12,236,695	$0.20 - 16.86	$5.43
Granted	3,671,501	13.04 - 53.45	18.88
Canceled	(153,737)	4.35 - 27.60	12.14
Exercised	(5,543,419)	0.20 - 26.69	4.88		$150,721

Outstanding at December 31, 2010	10,211,040	0.20 - 53.45	10.47	5.38	435,965

Exercisable at December 31, 2010	3,046,055	0.20 - 26.69	4.84	4.71	147,243
Vested or expected to vest at December 31, 2010(2)	9,274,084	0.20 - 53.45	10.18	5.35	417,967

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on December 31, 2010 of $53.16 or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of December 31, 2010 plus the number of unvested options expected to vest as of December 31, 2010 based on the unvested options outstanding at December 31, 2010, adjusted for an estimated forfeiture rate.

The Company has entered into restricted stock unit agreements with certain of its employees. Under the terms of the agreement, the Company grants restricted stock units (RSUs) to its employees pursuant to the Acme Packet, Inc. 2006 Equity Incentive Plan. Vesting occurs periodically at specified time intervals, ranging from one to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

7.	Equity Incentive Plans (Continued)

Company’s unvested RSUs outstanding at December 31, 2010 and the changes during the twelve months then ended, is presented below:

		Weighted-Average
	Number	Grant Date Fair Value
	of Shares	Per Share

Unvested at December 31, 2009	385,818	$6.00
Granted	238,000	13.04
Vested	(159,151)	15.38
Forfeited	(51,834)	7.81

Unvested at December 31, 2010	412,833	$6.22

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

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through 2016. Certain of the Company’s operating leases include lease incentives such as free rent. The Company is recognizing the related rent expense on a straight-line basis over the term of the

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

8.	Commitments and Contingencies (Continued)

lease. As of December 31, 2010 and 2009, the Company has deferred rent of approximately $4,773 and $96 respectively, of which $508 and $96, respectively, is classified as a current liability and included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Total rent expense under these operating leases was approximately $2,322, $1,499 and $1,185, for the years ended December 31, 2010, 2009 and 2008, respectively.

On December 10, 2009 the Company entered into a lease dated as of November 23, 2009 with MSCP Crosby, LLC to secure office space for the Company’s corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts. The commencement date for occupancy under the lease was July 1, 2010. The lease for the Company’s former corporate headquarters at 71 Third Ave., Burlington, Massachusetts expired on July 31, 2010.

The lease for the Company’s corporate headquarters at 100 Crosby Drive, Bedford, Massachusetts provides for the rental of 123,788 square feet of space and has an initial term of six years and six months. The Company can, subject to certain conditions, extend this term for an additional period of five years. The Company is not required to pay any rent for the first six months of the initial lease term. Thereafter, the annual rent will be $2,414, or approximately $201 per month. The total base rent payable in the initial lease term is $14,472.

In addition to base rent, the lease for the Company’s corporate headquarters requires the Company to pay its proportionate share of certain taxes and operating expenses, as further set forth in the lease. The Company received lease incentives, including free rent for the first six months of occupancy, which totals approximately $1,206, and allowances for tenant improvements totaling approximately $3,199. The Company is recognizing the total base rent payable of $14,472 ratably over the initial term of the lease which is 78 months. The allowances for tenant improvements are being amortized on a straight-line basis over the initial lease term as a reduction of rental expense.

On July 12, 2010, the Company entered into a lease amendment dated as of June 1, 2010 with MSCP Crosby, LLC to secure additional office space at the Company’s corporate headquarters. The commencement date for occupancy under the amendment is July 1, 2010. The lease amendment provides for an additional 27,161 square feet of space. The Company is not required to pay any rent on this additional space until August 1, 2011 at which point the rent will be $245 per month for the entire facility. In addition to free rent, the Company has received allowances for tenant improvements in the amount of approximately $447.

In connection with the signing of the lease for the Company’s headquarters, the Company has deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of approximately $603.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

8.	Commitments and Contingencies (Continued)

Future minimum lease payments under non-cancelable operating leases at December 31, 2010 were as follows:

Year Ending December 31:
2011	$2,695
2012	2,944
2013	2,944
2014	2,944
2015 and thereafter	5,886

Total minimum lease payments	$17,413

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2009 and 2008, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

During 2010, Nortel Networks, Inc. (Nortel) a customer of the Company, filed a complaint against the Company in the United States Bankruptcy Court in the District of Delaware. The complaint alleges that prior to the acquisition of Covergence in April 2009, Covergence received a preferential payment of approximately $1,200 prior to Nortel’s bankruptcy petition in January 2009. Based on the early stage of this litigation, the Company is unable to reasonably estimate the outcome of this claim.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2010	2009

Accrued compensation and related benefits	$11,243	$6,080
Deferred rent	508	96
Accrued sales and use taxes	1,229	1,183
Other accrued liabilities	1,649	1,902

Total	$14,629	$9,261

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

10.	Segment Information

Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker is the chief executive officer. The Company views its operations and manages its business as one operating segment.

Geographic Data

Total revenue to unaffiliated customers by geographic area was as follows:

	Year Ended December 31,
	2010	2009	2008

United States and Canada	$142,921	$76,216	$59,512
International	88,311	65,242	56,846

Total	$231,232	$141,458	$116,358

During the years ended December 31, 2010, 2009 and 2008, no one international country contributed more than 10% of the Company’s total revenue.

As of December 31, 2010 and 2009, property and equipment at locations outside the U.S. was not material.

11.	401(k) Plan

The Company maintains the Acme Packet, Inc. 401(k) Pension and Profit Sharing Plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after reaching the age of 21. The Company may make discretionary matching contributions and profit sharing contributions, as determined annually by the Board of Directors. Employee contributions vest immediately, while Company matching contributions vest ratably over four years. To date, the Company has not made any discretionary contributions to the 401(k) Plan.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

12.	Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total revenue	$51,050	$53,336	$56,614	$70,232
Gross profit	41,233	43,762	46,155	58,951
Income from operations	12,829	14,898	16,341	22,107
Net income	$8,333	$9,729	$10,465	$14,510
Net income per share:
Basic	$0.14	$0.16	$0.17	$0.23
Diluted	$0.13	$0.14	$0.15	$0.21

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenue	$30,987	$32,861	$36,347	$41,263
Gross profit	24,832	26,784	29,396	33,165
Income from operations	4,199	2,708	5,169	6,853
Net income	$2,758	$1,693	$3,580	$9,075
Net income per share:
Basic	$0.05	$0.03	$0.06	$0.16
Diluted	$0.05	$0.03	$0.06	$0.14

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2010.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the Company’s internal control over financial reporting. See “Report of Independent Registered Accounting Firm” below.

(3)	Changes in Internal Controls over Financial Reporting.

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4)	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Acme Packet, Inc.

We have audited Acme Packet, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acme Packet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Acme Packet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acme Packet, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of Acme Packet, Inc. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 18, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

(a)(3)  Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

2	.1(6)	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence Inc. and the stockholder representative named therein
3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Second Amended and Restated Bylaws of the Registrant
4	.1(1)	Specimen certificate evidencing shares of common stock
10	.1(1)	Amended and Restated 2000 Equity Incentive Plan
10	.2(1)	2006 Equity Incentive Plan
10	. 3(5)	Letter Agreement dated as of August 29, 2008 between the Registrant and Peter J. Minihane
10	.5(7)	Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant
10	.6(1)	Lease Amendment entered into on July 12, 2010 and dated as of June 1, 2010 to the Lease, dated November 23, 2009, but and between MSCP Crosby, LLC and the Registrant
10	.7(1)	2006 Equity Incentive Plan of the Registrant
10	.8(1)	2006 Director Option Plan of the Registrant
10	.9(8)	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan
10	.10(8)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for employees and consultants
10	.11(8)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for directors
10	.12(8)	Form of Non-Statutory Stock Option Agreement for the 2006 Director Option Plan
10	.13(9)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Executive Officers
10	.14(9)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Employees
10	.15(10)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Executive Officers
14	.1(3)	Code of Business Conduct and Ethics
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Registrant’s Form S-1 Registration Statement (File No. 333-134683)

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2007 (File No. 001-33041)

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 15, 2007 (File No. 001-33041)

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008 (File No. 001-33041)

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2008 (File No. 001-33041)

(6)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (File No. 001-33041)

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 14, 2009 (File No. 001-33041)

(8)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (File No. 333-138541)

(9)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (File No. 333-157944)

(10)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on February 3, 2010 (File No. 001-33041)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acme Packet, Inc. (Registrant)

Date: February 18, 2011	By:	/s/ Andrew D. Ory

Andrew D. Ory President and Chief Executive Officer

Date: February 18, 2011	By:	/s/ Peter J. Minihane

Peter J. Minihane Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and dates indicated.

Signature	Title	Date

/s/ Andrew D. Ory Andrew D. Ory	President and Chief Executive Officer; Director (Principal Executive Officer)	February 18, 2011

/s/ Peter J. Minihane Peter J. Minihane	Chief Financial Officer (Principal Accounting and Financial Officer)	February 18, 2011

/s/ Gary J. Bowen Gary J. Bowen	Director	February 18, 2011

/s/ David B. Elsbree David B. Elsbree	Director	February 18, 2011

/s/ Robert C. Hower Robert C. Hower	Director	February 18, 2011

/s/ Patrick J. Melampy Patrick J. Melampy	Director	February 18, 2011

/s/ Robert G. Ory Robert G. Ory	Director	February 18, 2011

/s/ Russell Muirhead Russell Muirhead	Director	February 18, 2011