Form 10-Q
period 2011-03-31
ACME PACKET INC
filed 2011-04-26
CIK 1130258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     The number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2011: 72,633,063

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1 —Financial Statements
ACME PACKET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$118,924	$91,669
Short-term investments	169,907	179,024
Accounts receivable, net of allowance of $1,593 and $1,463, respectively	43,275	34,797
Inventory	7,069	6,662
Deferred product costs	1,690	3,572
Deferred tax asset, net	3,814	3,814
Income taxes receivable	13,787	9,979
Other current assets	4,873	3,231

Total current assets	363,339	332,748
Long-term investments	9,238	5,030
Property and equipment, net	19,891	17,156
Intangible assets, net of accumulated amortization of $2,895 and $2,466, respectively	10,279	9,468
Goodwill	3,259	—
Deferred tax asset, net	14,802	14,802
Other assets	888	940

Total assets	$421,696	$380,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,625	$7,161
Accrued expenses and other current liabilities	7,920	14,629
Deferred revenue	37,850	31,998

Total current liabilities	54,395	53,788

Deferred rent, net of current portion	4,053	4,265

Deferred revenue, net of current portion	2,213	1,546

Contingencies (Note 11)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding — 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 72,587,063 and 71,157,422 shares, respectively	72	71
Additional paid-in capital	292,886	266,114
Treasury stock, at cost — 6,780,061 and 6,756,693 shares, respectively	(37,522)	(37,522)
Accumulated other comprehensive income	42	34
Retained earnings	105,557	91,848

Total stockholders’ equity	361,035	320,545

Total liabilities and stockholders’ equity	$421,696	$380,144

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product	$59,742	$42,093
Maintenance, support and service	14,225	8,957

Total revenue	73,967	51,050

Cost of revenue (1):
Product	9,945	7,549
Maintenance, support and service	3,006	2,268

Total cost of revenue	12,951	9,817

Gross profit	61,016	41,233

Operating expenses (1):
Sales and marketing	23,703	16,427
Research and development	11,294	8,693
General and administrative	4,577	3,284
Merger and integration-related costs	180	—

Total operating expenses	39,754	28,404

Income from operations	21,262	12,829

Other income (expense):
Interest income	210	105
Other expense	(108)	(116)

Total other income (expense), net	102	(11)

Income before provision for income taxes	21,364	12,818
Provision for income taxes	7,655	4,485

Net income	$13,709	$8,333

Net income per share (Note 9):
Basic	$0.21	$0.14
Diluted	$0.19	$0.13
Weighted average number of common shares used in the calculation of net income per share:
Basic	65,076,303	59,821,379
Diluted	70,476,973	64,982,898

(1)	Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$224	$168
Cost of maintenance, support and service revenue	395	228
Sales and marketing	3,298	1,556
Research and development	1,971	1,148
General and administrative	898	421
See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net income	$13,709	$8,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,929	1,418
Amortization of intangible assets	429	435
Provision for bad debts	130	181
Amortization of premium/discount on investments	361	378
Stock-based compensation expense	6,786	3,521
Excess tax benefit related to exercise of stock options	(11,687)	(2,404)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,536)	(4,117)
Inventory	(407)	(804)
Deferred product costs	1,882	1,122
Other assets	(1,620)	(1,299)
Accounts payable	1,449	(411)
Accrued expenses, other current liabilities and deferred rent	655	1,608
Deferred revenue	6,461	12

Net cash provided by operating activities	11,541	7,973

Investing activities
Purchases of property and equipment	(4,644)	(2,767)
Purchases of marketable securities	(149,106)	(46,370)
Proceeds from sale and maturities of marketable securities	153,662	22,496
Cash paid for acquisition, net	(4,185)	—

Net cash used in investing activities	(4,273)	(26,641)

Financing activities
Proceeds from exercise of stock options	8,300	6,363
Tax benefit related to exercise of stock options	11,687	2,404

Net cash provided by financing activities	19,987	8,767

Net increase (decrease) in cash and cash equivalents	27,255	(9,901)
Cash and cash equivalents at beginning of period	91,669	90,471

Cash and cash equivalents at end of period	$118,924	$80,570

Supplemental disclosure of cash flow related to acquisition (Note 2):
In connection with the acquisition of Newfound Communications, Inc. on January 20, 2011, the following transactions occurred:
Fair value assets acquired	$4,774	$—
Liabilities assumed related to acquisition	(423)	—

Total purchase price	4,351	—
Less cash and cash equivalents acquired	(166)	—

Cash paid for acquisition, net of cash acquired	$4,185	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
1. Business Description and Basis of Presentation
Business Description
     Acme Packet, Inc. (the Company) is the leader in session delivery network solutions which enable the delivery of trusted, first-class interactive communications—voice, video and multimedia sessions—and data services across internet protocol (IP) network borders.
     Session delivery network is an architecture encompassing many different product categories. The Company’s Net-Net product family of session border controllers, session aware load balancers, session routing proxies and multiservice security gateways supports multiple applications in enterprise networks and fixed line, mobile, over-the-top and application service provider networks.
     These applications range from voice over IP (VoIP) trunking to hosted enterprise and residential services to fixed-mobile convergence. The Company’s products satisfy critical security, service assurance and regulatory requirements in these networks and support multiple protocols and multiple border points, including service provider access and interconnect and enterprise access trunking.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2011 and statements of income and cash flows for the three months ended March 31, 2011 and 2010. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
     The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.
     As of March 31, 2011, except as described below, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed.
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the consideration is fixed and determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:
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
     The Company’s revenue arrangements regularly include the sale of hardware, software, maintenance, professional services and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. During the first quarter of 2011, the Company prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, (ASU No. 2009-13) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (ASU No. 2009-14), which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also applies to companies that are affected by the amendments of ASU No. 2009-14.
     The amendments in ASU No. 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification Topic 985-605, Software Revenue Recognition, (ASC 985-605) and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.
     ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or the Company’s best estimated selling price (BESP) if neither VSOE nor TPE are available. The amendments in ASU No. 2009-13 eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value.
     For all transactions entered into prior to the first quarter of 2011 and for sales of non-essential and stand-alone software after January 1, 2011, the Company allocates revenue for arrangements with multiple elements based on the software revenue recognition guidance. Under this guidance, when arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.
     For transactions entered into subsequent to the adoption of ASU No. 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU No. 2009-13. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges.
     Consistent with the methodology used under the previous accounting guidance, the Company establishes VSOE for its training services, post-sale customer support and installation services based on the sales price charged for each element when sold separately. Because the Company generally does not sell any of its products on a standalone basis, it has yet to establish VSOE for these offerings.
     The Company is typically not able to determine TPE for its products or certain of its services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.
     When the Company is unable to establish fair value of its products or certain services using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, geographies, customer classes and distribution channels.

     The Company plans to analyze the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.
     The following tables present the effects to the Company’s previously reported Condensed Consolidated Statements of Income for the three months ended March 31, 2010 as if the Company had adopted the standards effective January 1, 2010 (in thousands):

	As Reported	Adjustments	As Amended

Total Revenue	$51,050	$495	$51,545
Gross Profit	41,233	426	41,659
Net Income	8,333	426	8,759

Net income per share:
Basic	$0.14	$0.01	$0.15
Diluted	$0.13	$—	$0.13
     The following tables present the effects to the Company’s previously reported Condensed Consolidated Balance Sheet as of March 31, 2010 as if the Company had adopted the standards effective January 1, 2010 (in thousands):

	As Reported	Adjustments	As Amended

Deferred Product Costs	$3,572	$(69)	$3,503
Deferred Revenue	31,998	(495)	31,503
2. Business Combination
     On January 20, 2011, the Company acquired Newfound Communications, Inc. (Newfound Communications), an emerging, innovative provider of call recording solutions for the telecommunications industry. The aggregate purchase price was $4,185 in cash payments to the stockholders of Newfound Communications. In allocating the total preliminary purchase price for Newfound Communications based on estimated fair values, the Company recorded $3,259 of goodwill, $1,240 of identifiable intangible assets and $423 of net tangible liabilities. In connection with the acquisition of Newfound Communications, the Company incurred $180 of merger and integration related costs during 2011, which the Company recorded as an expense in the condensed consolidated statement of income for the three months ended March 31, 2011 and $223 during 2010 which the Company recorded as an expense in the consolidated statement of income for the three months ended December 31, 2010.
     The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Newfound Communications have been included in the accompanying condensed consolidated financial statements since the date of acquisition and were immaterial to the Company’s condensed consolidated financial statements. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which remain preliminary at March 31, 2011. The Company is in the process of completing its valuation of certain intangible assets and deferred revenue. The final allocations of the purchase price to intangible assets, goodwill, if any, and the deferred tax asset and liability may differ materially from the information presented in these unaudited condensed consolidated financial statements.
3. Cash, Cash Equivalents, Short and Long-Term Investments and Restricted Cash
Cash, Cash Equivalents, Short and Long-term Investments
          Cash, cash equivalents, short and long-term investments as of March 31, 2011 and December 31, 2010 consist of the following:

	As of March 31, 2011
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$21,483	$21,483	$21,483
Money market funds	Demand	87,124	87,124	87,124
U.S. agency notes—held-to-maturity	14 days	10,317	10,317	10,317

Total cash and cash equivalents		$118,924	$118,924	$118,924

U.S. agency notes—available-for-sale	54 - 390 days	$69,282	$69,322	$69,322
U.S. agency notes—held-to-maturity	30 - 353 days	100,585	100,548	100,585

Total short-term marketable securities		$169,867	$169,870	$169,907

U.S. agency notes—held-to-maturity	408 days	$9,238	$9,231	$9,238

Total long-term marketable securities		$9,238	$9,231	$9,238

	As of December 31, 2010
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$35,580	$35,580	$35,580
Money market funds	Demand	56,089	56,089	56,089

Total cash and cash equivalents		$91,669	$91,669	$91,669

U.S. agency notes—available-for-sale	4-419 days	$69,575	$69,606	$69,606
U.S. agency notes—held-to-maturity	15-329 days	109,418	114,451	109,418

Total short-term marketable securities		$179,489	$184,292	$179,024

U.S. agency notes—held-to-maturity	419 days	$5,030	$5,029	$5,030

Total long-term marketable securities		$5,030	$5,029	$5,030

     To date, realized gains and losses from the sales of cash equivalents or short or long-term investments have been immaterial.
4. Inventory
     Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of finished products.
5. Concentrations of Credit Risk and Off-Balance Sheet Risk
     The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other international hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, cash equivalents, short and long-term investments and accounts receivable. The Company maintains its cash, cash equivalents, short and long-term investments principally in accredited financial institutions of high credit standing. The Company assesses the credit worthiness of its customers both at the inception of the business relationship and then routinely on an ongoing basis. The Company generally does not require collateral from its customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
     The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended
	March 31,
	2011	2010

Customer A	11%	*
Customer B	*	25%
Customer C	*	18

*	Less than 10% of total revenue.
     The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as follows:

	March 31,	December 31,
	2011	2010
Customer B	12%	10%
Customer C	15	*
Customer D	*	20

*	Less than 10% of total accounts receivable.
6. Product Warranties
     Substantially all of the Company’s products are covered by a standard warranty of ninety days for software and one year for hardware. In the event of a failure of hardware product or software covered by this warranty, the Company must repair or replace such hardware product or software or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which supersede its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company assesses the adequacy of the warranty allowance on a quarterly basis and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty allowance are not indicative of future requirements, additional or reduced warranty reserves may be required.

     The following is a summary of changes in the amount reserved for warranty costs for the three months ended March 31, 2011:

Balance at December 31, 2010	$89
Provision for warranty costs	100
Uses/Reductions	(107)

Balance at March 31, 2011	$82

7. Stock-Based Compensation
     The Company recorded stock-based compensation expense of $6,786 and $3,521 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $81,966 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.69 years.
     The following is a summary of the status of the Company’s stock options as of March 31, 2011 and the stock option activity for all stock option plans during the three months ended March 31, 2011:

			Weighted	Weighted
			Average	Average
			Exercise	Remaining	Aggregate
	Number of	Exercise Price	Price Per	Contractual	Intrinsic
	Shares	Per Share	Share	Life (Years)	Value(1)

Outstanding at December 31, 2010	10,211,040	$0.20 — 53.45	$10.47
Granted	1,572,048	66.55 — 70.69	66.90
Canceled	(40,625)	4.35 — 66.55	32.97
Exercised	(1,246,774)	0.20 — 27.45	6.89		$89,026

Outstanding at March 31, 2011	10,495,689	0.20 — 70.69	19.26	5.41	$542,630

Exercisable at March 31, 2011	2,944,910	0.20 — 27.45	6.47	4.63	$189,903

Vested or expected to vest at March 31, 2011 (2)	9,964,633	0.20 — 70.69	18.36	5.37	$524,112

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2011 of $70.96, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of March 31, 2011 plus the number of unvested options expected to vest as of March 31, 2011 based on the unvested options outstanding at March 31, 2011, adjusted for the estimated forfeiture rate.
     The Company has entered into restricted stock unit (RSU) agreements with certain of its employees relating to RSUs granted to those employees to its employees pursuant to the Acme Packet, Inc. 2006 Equity Incentive Plan. Vesting occurs periodically at specified time intervals, ranging from one to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the Company’s unvested RSUs outstanding at March 31, 2011 and the changes during the three months then ended, is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested at December 31, 2010	412,833	$6.22
Granted	70,250	66.55
Vested	(186,851)	8.71
Forfeited	—	—

Unvested at March 31, 2011	296,232	18.96

8. Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is presented separately on the balance sheet as required.

     The following table displays the computation of comprehensive income:

	Three Months Ended
	March 31,
	2011	2010
Net income	$13,709	$8,333
Unrealized gain (loss) on marketable securities	42	(14)

Comprehensive income	$13,751	$8,319

     Other comprehensive income consists entirely of unrealized gains and losses on available-for-sale securities at March 31, 2011 and 2010, respectively.
9. Net Income Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended
	March 31,
	2011	2010

Weighted average number of common shares used in calculating basic net income per share	65,076,303	59,821,379
Weighted average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	5,219,048	4,982,474
Weighted average number of common shares issuable upon vesting of outstanding restricted stock units	181,622	179,045

Weighted average number of common shares used in computing diluted net income per share	70,476,973	64,982,898

     In the computation of the diluted weighted average number of common shares outstanding, 980,692 and 2,591,277 weighted average common share equivalents underlying outstanding stock options have been excluded from the computation as of March 31, 2011 and 2010, respectively, as their effect would have been antidilutive.
10. Income Taxes
     For the three months ended March 31, 2011 and 2010, the Company’s effective income tax rate was approximately 36% and 35%, respectively. As of March 31, 2011, the Company expects to realize recorded net deferred tax assets of $18,616. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s net deferred tax asset cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. Approximately $10,588 of the deferred tax asset recorded as of March 31, 2011 was attributable to benefits associated with stock-based compensation charges. In accordance with the provision of Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.
11. Contingencies
Litigation
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. At March 31, 2011 and 2010, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.
     On January 5, 2011, Nortel Networks, Inc. (Nortel) a customer of the Company, filed a complaint against Covergence Inc. (Covergence) in the United States Bankruptcy Court in the District of Delaware. The complaint alleges that prior to the acquisition of Covergence in April 2009, Covergence received a preferential payment of approximately $1,200 prior to Nortel’s bankruptcy petition in January 2009. Based on the early stage of this litigation, the Company is unable to reasonably estimate the outcome of this claim.
Other
     Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

12. Segment Information
Geographic Data
     Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended
	March 31,
	2011	2010

United States and Canada	$44,602	$29,317
International	29,365	21,733

Total	$73,967	$51,050

     During the three months ended March 31, 2011 and 2010, no one international country contributed more than 10% of the Company’s total revenue.
     As of March 31, 2011 and 2010, property and equipment at locations outside the United States was not material.
13. Fair Value Measurements
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
     The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of March 31, 2011:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Money market funds	$87,124	$—	$—	$87,124
U.S. agency notes	—	10,317	—	10,317
Restricted cash	837	—	—	837

Total cash equivalents and restricted cash	87,961	10,317	—	98,278

Short-term U.S. agency notes	—	169,907	—	169,907
Long-term U.S. agency notes	—	9,238	—	9,238

Total investments	—	179,145	—	179,145

Total assets	$87,961	$189,462	$—	$277,423

     Realized gains and losses from sales of the Company’s investments are included in Other income (expense) and unrealized gains and losses from available-for-sale securities are included as a separate component of equity unless the loss is determined to be other-than-temporary.

     The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
     This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:
•	our ability to attract and retain customers;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our financial performance;

•	our expectations regarding our revenue, cost of revenue and our related gross profit and gross margin;

•	our development activities, expansion of our product offerings and the emerging opportunities for our solutions;

•	our position in the session delivery network solutions market;

•	the effect of the worldwide economy on purchases of our products;

•	the expectations about our growth and acquisitions of new technologies;

•	the demand for and the growth of worldwide revenues for session delivery network solutions;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufacturers;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;

•	the advantages of our technology as compared to that of our competitors;

•	our expectations regarding the realization of recorded deferred tax assets; and

•	our cash needs.
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
Overview
     Acme Packet, Inc. is the leading provider in session delivery network solutions which enable the delivery of trusted, first-class interactive communications —voice, video and multimedia sessions—and data services across internet protocol, or IP, network borders. Session delivery network is an architecture encompassing many different product categories. Our Net-Net product family of session border controllers, or SBCs, session aware load balancers, or SLBs, session routing proxies, or SRPs, and multiservice security gateways, or MSGs, supports multiple applications in enterprise networks and fixed line, mobile, over-the-top and application service provider networks. These applications range from voice over IP, or VoIP, trunking to hosted enterprise and residential services to fixed-mobile convergence. Our products satisfy critical security, service assurance and regulatory requirements in these networks. As of March 31, 2011, more than 1,350 end user customers in 105 countries have deployed our products. We sell or license our products and support services through our direct sales force and 143 distribution partners, including many of the largest networking and telecommunications equipment vendors throughout the world.
     Our headquarters are located in Bedford, Massachusetts. We maintain sales offices in Madrid, Spain; Seoul, South Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Russia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the United States. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.
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
Challenges of IP Networks in Delivering Session Based Communications
     IP networks were designed initially to provide reliable delivery of data services such as file downloads and website traffic that are not sensitive to latency or time delay. If data packets are lost or misdirected, an IP network exhibits tremendous resiliency in re-transmitting and eventually executing the desired user request, which generally is an acceptable result for these types of data services. However, IP networks historically have not been capable of guaranteeing real time, secure delivery of high quality sessions based communications such as interactive voice and video.

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
Key Financial Highlights
     Some of our key financial highlights for the first quarter of 2011, as compared to the same metric for the first quarter of 2010, include the following:
•	Total revenue was $74.0 million compared to $51.1 million in the same period of 2010.

•	Net income was $13.7 million compared to $8.3 million in the same period of 2010.

•	Earnings per share was $0.19 per share on a diluted basis compared to $0.13 per share on a diluted basis in the same period of 2010.

•	Cash provided by operating activities was $11.5 million compared to $8.0 million in the same period of 2010.

•	Cash provided by financing activities was $20.0 million compared to $8.8 million in the same period of 2010.
The Acme Packet Strategy
     Principal elements of our strategy include:
•	Continuing to satisfy the evolving border requirements of enterprises and fixed-line, mobile and over-the-top service providers. Our product deployments position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality. We may develop new products organically or through selective acquisitions.

•	Implementing new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs.

•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•	Facilitating and promoting service interconnects and federations among our customers. We intend to drive increased demand for our products by helping our customers to extend the reach of their services and applications and, consequently, to increase the value of their services to their customers.

•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.
Factors That May Affect Future Performance
•	Global Macroeconomic Conditions. We believe that the capital budgets and spending initiatives of some of our core customers—service providers, enterprises, government agencies and contact centers—may be affected by current worldwide economic conditions. Our ability to generate revenue from these core customers is dependent on the status of such budgets and initiatives.

•	Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the costs of manufacturing our hardware products and providing our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity, support for higher number of security protocols and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase systems with lower software content, this may have a negative impact on our revenue and gross margins.

•	Competition. Competition in our product categories is strong and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise markets for session border controller solutions, we expect competition to persist and intensify in the future as the market grows. Our primary competitors for session border controller solutions generally consist of specialty vendors, such as GENBAND Inc., and more established network and component companies such as Cisco Systems, Inc. and Huawei Technologies Co., Ltd. We also compete with some of the companies with which we have distribution partnerships, such as Alcatel-Lucent, Nokia Siemens Networks, Sonus Networks Inc. and Telefonaktiebolaget LM Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the session border control market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including our distribution partners.

•	Evolution of the Session Delivery Network Market. The market for our products is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement our solutions.

•	Research and Development. To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely manner, to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for session delivery network solutions is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position.

•	Managing Growth. We significantly expanded our operations in 2010 and the first three months of 2011. During the period from January 1, 2010 through March 31, 2011 we increased the number of our employees and full time independent contractors by 42%, from 450 to 641. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.
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
Operating Expenses
     Operating expenses consist of sales and marketing, research and development, general and administrative and merger and integration related expenses. Personnel related costs are the most significant component of each of these expense categories. During the period from January 1, 2010 through March 31, 2011, we increased the number of our employees and full time independent contractors, related to our operating activities, by 44%, from 381 to 547. We expect to continue to hire new employees to support our expected growth.
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

     Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, (e) stock-based compensation and (f) other related overhead. To date, all of the costs related to our research and development efforts have been expensed as incurred as technological feasibility is determined at the same time as release. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars. However, we anticipate that research and development expense will modestly increase as a percentage of total revenue in the future.
     General and administrative expense consists primarily of (a) salaries, wages and personnel costs related to our executive, finance, human resource and information technology organizations, (b) accounting and legal professional fees, (c) expenses associated with uncollectible accounts, (d) stock-based compensation and (e) other related overhead. We expect general and administrative expense to increase in absolute dollars as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly-traded company. However, we anticipate that general and administrative expense will remain relatively consistent as a percentage of total revenue in the future.
     Merger and integration related costs primarily consist of transaction expenses.
Stock-Based Compensation
     Cost of revenue and operating expenses include stock-based compensation expense. We expense stock-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three months ended March 31, 2011 and 2010, we recorded expense of $6.8 million and $3.5 million, respectively, in connection with share-based payment awards. Based on share-based awards granted from 2006 through 2010, a future expense of non-vested options of $81.9 million is expected to be recognized over a weighted-average period of 2.69 years.
Other Income (Expense)
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
Application of Critical Accounting Policies and Use of Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with the Securities and Exchange Commission, or SEC, on February 18, 2011.
     We believe that our significant accounting policies, which are described in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, except as described below.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the consideration is fixed and determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:
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

•	Consideration is fixed or determinable. We consider the consideration to be fixed or determinable unless the consideration is subject to refund or adjustment or is not payable within normal payment terms. If the consideration is subject to refund or adjustment, we recognize revenue when the right to a refund or adjustment lapses. If offered payment terms exceed our normal terms, then revenue is recognized as the amounts become due and payable or upon the receipt of cash.

•	Collection is deemed probable. We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.
     Our revenue arrangements regularly include the sale of hardware, software, maintenance, professional services and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. During the first quarter of 2011, we prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, (ASU No. 2009-13) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (ASU No. 2009-14), which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also applies to companies that are affected by the amendments of ASU No. 2009-14.
     The amendments in ASU No. 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification Topic 985-605, Software Revenue Recognition, (ASC 985-605) and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.
     ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or our best estimated selling price (BESP) if neither VSOE nor TPE are available. The amendments in ASU No. 2009-13 eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value.
     For all transactions entered into prior to January 1, 2011 and for sales of non-essential and stand-alone software after January 1, 2011, we allocate revenue for arrangements with multiple elements based on the software revenue recognition guidance. Under this guidance, when arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.
     For transactions entered into subsequent to the adoption of ASU No. 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU No. 2009-13. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges.
     Consistent with the methodology used under the previous accounting guidance, we establishe VSOE for its training services, post-sale customer support and installation services based on the sales price charged for each element when sold separately. Because we generally do not sell any of our products on a standalone basis, we have yet to establish VSOE for these offerings.
     We typically are not able to determine TPE for our products or certain of our services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the selling prices on a stand-alone basis of similar products offered by our competitors.

     When we are unable to establish fair value of its products or certain services using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, geographies, customer classes and distribution channels.
     We plan to analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.
Results of Operations
Comparison of Three Months Ended March 31, 2011 and 2010
Revenue

	Three Months Ended March 31,
	2011		2010
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$59,742	81%	$42,093	82%	$17,649	42%
Maintenance, support and service	14,225	19	8,957	18	5,268	59

Total revenue	$73,967	100%	$51,050	100%	$22,917	45

Revenue by Geography:
United States and Canada	$44,602	60%	$29,317	57%	$15,285	52
International	29,365	40	21,733	43	7,632	35

Total revenue	$73,967	100%	$51,050	100%	$22,917	45

Revenue by Sales Channel:
Direct	$37,449	51%	$25,779	50%	$11,670	45
Indirect	36,518	49	25,271	50	11,247	45

Total revenue	$73,967	100%	$51,050	100%	$22,917	45

     The $17.6 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue, reflecting an increase in our customer base and customer demand. We also experienced an increase in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity support for higher number of signaling protocols and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to our direct sales channel and, to a lesser extent, our indirect sales channel. Direct product revenues increased $9.5 million, primarily due to an increase of $8.0 million attributable to customers in the United States and Canada, as well as an increase of $1.5 million related to our international customers. Indirect product revenues increased $8.1 million primarily due to a $4.3 million increase attributable to our customers in the United States and Canada, as well as an increase of $3.8 million related to our international customers.
     Maintenance, support and service revenue increased by $5.3 million primarily due to increases in maintenance and support fees associated with the growth of our installed product base and to a lesser extent, fees associated with training and installation services.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2011		2010
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$9,945	17%	$7,549	18%	$2,396	32%
Maintenance, support and service	3,006	21	2,268	25	738	33

Total cost of revenue	$12,951	18	$9,817	19	$3,134	32

Gross Profit:
Product	$49,797	83	$34,544	82	$15,253	44
Maintenance, support and service	11,219	79	6,689	75	4,530	68

Total gross profit	$61,016	82	$41,233	81	$19,783	48

     The $2.4 million increase in cost of product revenue was primarily due to (a) a $2.4 million increase in direct product costs resulting from an increase in the number of systems recognized as revenue, (b) a $96,000 increase in salaries, wages and related benefits, and (c) a $56,000 increase in stock-based compensation expense. These increases were partially offset by a decrease of $99,000 in manufacturing supplies. The balance was due to decreases in other manufacturing related costs.
     The $738,000 increase in cost of maintenance, support and service revenue was primarily due to (a) a $426,000 increase in salaries and related benefits corresponding to a 30% increase in employee headcount for our services organization to support our rapidly growing customer base, (b) a $167,000 increase in stock-based compensation expense, and (c) a $58,000 increase in the reserve for warranty repairs and product costs associated with performance of our maintenance obligations due to the expansion of our customer installed base. The balance was due to increases in overhead and other maintenance, support and service related costs.
     Product gross margin increased 1 percentage point primarily due to an increase in the number of units sold in the first quarter of 2011 compared to 2010, which resulted in fixed manufacturing costs being absorbed by a higher product volume base. The platform product mix was also a factor for the increase in the average selling price of systems sold in 2011.
     Gross margin on maintenance, support and service revenue increased by 4 percentage points, primarily due to an increase in maintenance revenues associated with the growth in our installed product base, and the timing of maintenance renewal orders received in the three months ended March 31, 2011, without a corresponding increase in related costs.
     We expect cost of product revenue and cost of maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.
Operating Expenses

	Three Months Ended March 31,
	2011		2010
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$23,703	32%	$16,427	32%	$7,276	44%
Research and development	11,294	16	8,693	17	2,601	30
General and administrative	4,577	6	3,284	6	1,293	39
Merger and integration-related costs	180	*	—	*	180	*

Total operating expenses	$39,754	54%	$28,404	56%	$11,350	40

*	Not meaningful
     The $7.3 million increase in sales and marketing expense was primarily due to (a) a $4.0 million increase in salaries, commissions, bonuses and other benefits associated with a 38% increase in the number of sales and marketing personnel and our overall financial performance in the first quarter of 2011, (b) a $1.7 million increase in stock-based compensation expense, (c) a $631,000 increase in travel and entertainment expenses reflecting the afore-mentioned increase in related headcount, (d) a $333,000 increase in expenditures associated with marketing programs, including trade shows, (e) a $245,000 increase in facility costs as a result of our move to a larger facility in the second half of 2010, (f) a $134,000 increase in depreciation and amortization expense due to capital expenditures for evaluation systems, and (g) a $114,000 increase in third party services. The balance was due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. We anticipate that sales and marketing expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.
     The $2.6 million increase in research and development expense was primarily due to (a) a $1.5 million increase in salaries, bonuses and other benefits associated with a 34% increase in the number of employees working on the design and development of new products and the enhancement of existing products, quality assurance and testing (b) an $823,000 increase in stock-based compensation expense, and (c) a

$207,000 increase in facilities costs as a result of our move to a larger facility in the second half of 2010. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and will modestly increase as a percentage of total revenue for the foreseeable future.
     The $1.5 million increase in general and administrative expense was primarily due to (a) a $477,000 increase in stock-based compensation expense, (b) a $333,000 increase in salaries, bonuses and other benefits associated with a 33% increase in the number of employees, (c) a $218,000 increase in legal fees, (d) a $149,000 increase in software and other maintenance fees, and (e) an $89,000 increase in insurance premiums. The balance was due to increased facility and overhead costs as a result of our move to a larger facility in 2010. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company. However, we expect general and administrative expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.
     During the first quarter of 2011, we incurred $180,000 of merger and integration-related costs associated with our acquisition of Newfound Communications, Inc., or Newfound Communications, which closed on January 20, 2011. Newfound Communications operations were not material to our condensed consolidated financial statements in the first quarter of 2011.
Other Income (Expense)

	Three Months Ended March 31,
	2011			2010
		Percentage			Percentage
		of Total			of Total		Period-to-Period Change
	Amount	Revenue		Amount	Revenue		Amount	Percentage
	(dollars in thousands)
Interest income	$210	*	%	$105	*	%	$105	100%
Other expense	(108)	*		(116)	*		8	7

Total other income, net	$102	*	%	$(11)	*	%	$113	(1,027)

*	Not meaningful
     Interest income consisted of interest income generated from the investment of our cash balances. The increase in interest income primarily reflected an increase in the average cash balance, and to a lesser extent, higher average interest rates in the three months ended March 31, 2011.
     Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in expense from 2010 to 2011 primarily reflects fluctuations in the value of the Euro and British Pound.
Provision for Income Taxes

	Three Months Ended March 31,
	2011		2010
		Percentage		Percentage	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$7,655	10%	$4,485	9%	$3,170	71%
     For the three months ended March 31, 2011 and 2010, our effective tax rates were 36% and 35%, respectively. The lower effective tax rate in 2010 was primarily attributable to higher state investment tax credits due to significant qualifying fixed asset additions associated with the build out of our corporate headquarters.
Liquidity and Capital Resources
Resources
     Since 2005, we have funded our operations primarily with the growth in our operating cash flows and more recently, we have supplemented our cash flows from the exercise of stock options. In October 2006, we completed an initial public offering, or IPO, and raised $83.2 million in net proceeds after deducting underwriting discounts and commissions. To date we have not used nor designated any of the proceeds from our IPO.

     Key measures of our liquidity are as follows:

		As of and
	As of and for	for the
	the Three	Year
	Months Ended	Ended
	March 31,	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents	$118,924	$91,669
Short and long-term investments	179,145	184,054
Accounts receivable, net	43,275	34,797
Working capital	308,944	278,960
Cash provided by operating activities	11,541	55,119
Cash used in investing activities	(4,273)	(114,767)
Cash provided by financing activities	19,987	60,846
     Cash, cash equivalents, short and long-term investments. Our cash and cash equivalents at March 31, 2011 were invested primarily in high quality securities and are not materially affected by fluctuations in interest rates. Our short and long-term investments consist of high quality government treasuries and bonds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $837,000 at March 31, 2011 and December 31, 2010, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters in Bedford, Massachusetts and our sales office in Madrid, Spain.
     Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and related invoicing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive a cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 53 days at March 31, 2011 and 45 days at December 31, 2010. The increase in DSO at March 31, 2011 was primarily due to the timing of shipments and revenue recognition during the three months ended March 31, 2011.
     Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, impairment losses on property and equipment, deferred income taxes, provision for bad debts, stock-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2011 was $11.5 million and consisted of (a) $13.7 million of net income, (b) non-cash deductions of $2.1 million (consisting primarily of a deduction of $11.7 million related to the tax savings from the exercise, by employees, of stock options, partially offset by $6.8 million of stock-based compensation, $2.4 million of depreciation and amortization, $361,000 in amortization of premium/discount on investments, and $130,000 in provisions for bad debts, and (c) $116,000 used in working capital and other activities. Cash used in working capital and other activities primarily reflected uses associated with increases of $8.5 million in accounts receivable, $1.6 million in other assets and $407,000 in inventory, partially offset by provisions associated with, a $6.5 million increase in deferred revenues, a $1.9 million decrease in deferred product costs, a $1.4 million increase in accounts payable and a $655,000 increase in accrued expenses and other liabilities.
     Investing activities. Cash used in investing activities during the three months ended March 31, 2011 was $4.3 million, which included $149.1 million in purchases of marketable securities, $4.6 million in purchases of property and equipment and $4.2 million in cash paid for the acquisition of Newfound Communications, all partially offset by proceeds of $153.7 million from the maturities and sales of marketable securities.
     Financing activities. Net cash provided by financing activities included proceeds from the exercise of common stock options in the amount of $8.3 million during the three months ended March 31, 2010 and $11.7 million of excess tax benefits from the exercise of stock options.
     Anticipated cash flows. We believe our existing cash, cash equivalents and short and long-term investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales, marketing and product development activities. To the extent that our cash, cash equivalents, short and long-term investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, and given the current condition of the global financial markets, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.
Requirements
     Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, improvements to our leased corporate headquarters in Bedford, Massachusetts and other general purposes to support our growth. Our capital expenditures totaled $4.6 million in the three months ended March 31, 2011. We estimate capital expenditures of $12.0 - $13.0 million in the remainder of 2011.

     Contractual obligations and requirements. Our only significant contractual obligations relate to the lease of our corporate headquarters in Bedford, Massachusetts, to which we relocated in July 2010, and our office facilities in Madrid, Spain.
Off-Balance-Sheet Arrangements
     As of March 31, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of March 31, 2011, our foreign exchange exposure would have fluctuated by approximately $280,000.
Interest Rate Risk
     At March 31, 2011, we had unrestricted cash, cash equivalents and short and long-term investments totaling $298.1 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
ITEM 4. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As of March 31, 2011, we had 143 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 49% and 50% of our total revenue in the three months ended March 31, 2011 and 2010, respectively. Two distribution partners accounted for 27% and one for 10%, of our accounts receivable as of March 31, 2011 and December 31, 2010, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase solutions from our competitors rather than from us. Under our contracts with our distribution partners, generally products are ordered from us by the submission of purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.
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
     We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example one such customer accounted for 11% of our total revenue in the three months ended March 31 2011 and two such customers accounted for 43% of our total revenue in the three months ended March 31, 2010. Additionally, we do not enter into long term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.
     If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.
     We continued to expand our operations in 2010 and the first three months of 2011. For example, during the period from December 31, 2009 through March 31, 2011, we increased the number of our employees and full-time independent contractors by 42%, from 450 to 641. We have also increased the number of our employees and full-time independent contractors located outside the United States in multiple countries and as a result we are required to comply with varying local laws for each of these new locations. In addition, our total operating expenses increased by 18% in 2008, 23% in 2009, 30% in 2010 and for the three months ended March 31, 2011 were 40% higher than for the three months ended March 31, 2010. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the present macroeconomic crisis, and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.
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
ITEM 3. Defaults Upon Senior Securities.
     None.
ITEM 4. Removed and Reserved.
ITEM 5. Other Information.

     None.
ITEM 6. Exhibits.
The following is an index of the exhibits included in this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (Commission File No. 001-33041)).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683)).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on December 11, 2007 (Commission File No. 001-33041)).
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Acme Packet, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.*

*	The Company will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC. (Registrant)
	By:	/s/ Andrew D. Ory
Date: April 26, 2011		Andrew D. Ory
President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2011	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer (Principal Financial Officer)