Form 10-Q/A
period 2011-03-31
ACME PACKET INC
filed 2011-07-12
CIK 1130258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     The number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2011: 65,853,002

Acme Packet, Inc.
Amendment No. 2 to Quarterly Report on Form 10-Q
EXPLANATION OF AMENDMENT
The sole purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q (the “Original Report”) for the period ended March 31, 2011, as filed with the Securities Exchange Commission on April 26, 2011 and amended by Amendment No. 1 thereto, filed on May 23, 2011 (as so amended, the “Form 10-Q”), is to correct an error in the number of shares of Common Stock outstanding as of April 22, 2011. The error appeared in the last paragraph of the cover page of the Form 10-Q. The correct number of shares of the Registrant’s Common Stock that were outstanding as of April 22, 2011 was 65,853,002, or a difference of 6,780,061 shares, or less than 10%, from the number of shares reported.
Except for the item described above and the Amendment No. 1 to the Original Report, which was filed solely to comply with Rule 405 of Regulation S-T, none of the information contained in the Original Report has been updated, modified or revised. The remainder of the Original Report is included herein for the convenience of the reader.
This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Report previously filed, Amendment No. 1 to the Original Report and the Company’s other filings with the Securities and Exchange Commission. This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.

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
ITEM 3. Defaults Upon Senior Securities.
     None.
ITEM 4. Removed and Reserved.
ITEM 5. Other Information.

     None.
ITEM 6. Exhibits.
The following is an index of the exhibits included in this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (Commission File No. 001-33041)).*
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683)).*
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on December 11, 2007 (Commission File No. 001-33041)).*
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Acme Packet, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Condensed Consolidated Financial Statements, are furnished herewith.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Previously filed or incorporated by reference into Acme Packet, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (filed on April 26, 2011).

**	Furnished with this Form 10-Q/A.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC. (Registrant)
	By:	/s/ Andrew D. Ory
Date: July 12, 2011		Andrew D. Ory
President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2011	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer (Principal Financial Officer)