Form 10-Q
period 2011-06-30
ACME PACKET INC
filed 2011-07-21
CIK 1130258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of each of the issuer’s classes of common stock, as of July 18, 2011: 66,514,194

ACME PACKET, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
ACME PACKET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$120,571	$91,669
Short-term investments	192,855	179,024
Accounts receivable, net of allowance of $1,839 and $1,463, respectively	53,520	34,797
Inventory	9,721	6,662
Deferred product costs	1,048	3,572
Deferred tax asset, net	3,814	3,814
Income taxes receivable	14,131	9,979
Other current assets	4,760	3,231

Total current assets	400,420	332,748
Long-term investments	5,000	5,030
Property and equipment, net	21,282	17,156
Intangible assets, net of accumulated amortization of $3,582 and $2,466, respectively	9,592	9,468
Goodwill	3,269	—
Deferred tax asset, net	14,802	14,802
Other assets	320	940

Total assets	$454,685	$380,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,372	$7,161
Accrued expenses and other current liabilities	9,591	14,629
Deferred revenue	32,897	31,998

Total current liabilities	50,860	53,788

Deferred rent, net of current portion	4,584	4,265

Deferred revenue, net of current portion	1,999	1,546

Commitments and contingencies (Note 12)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding — 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 73,268,255 and 71,157,422 shares, respectively	73	71
Additional paid-in capital	315,094	266,114
Treasury stock, at cost — 6,780,061 and 6,756,687 shares, respectively	(37,522)	(37,522)
Accumulated other comprehensive income	32	34
Retained earnings	119,565	91,848

Total stockholders’ equity	397,242	320,545

Total liabilities and stockholders’ equity	$454,685	$380,144

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Product	$64,688	$42,031	$124,430	$84,124
Maintenance, support and service	15,045	11,305	29,270	20,262

Total revenue	79,733	53,336	153,700	104,386

Cost of revenue (1):
Product	11,367	7,434	21,312	14,983
Maintenance, support and service	2,525	2,140	5,531	4,408

Total cost of revenue	13,892	9,574	26,843	19,391

Gross profit	65,841	43,762	126,857	84,995

Operating expenses (1):
Sales and marketing	24,736	16,623	48,439	33,050
Research and development	12,719	8,646	24,013	17,339
General and administrative	5,788	3,595	10,365	6,879
Merger and integration-related costs	—	—	180	—

Total operating expenses	43,243	28,864	82,997	57,268

Income from operations	22,598	14,898	43,860	27,727

Other (expense) income:
Interest income	103	135	313	240
Other (expense) income	(299)	41	(407)	(75)

Total other (expense) income, net	(196)	176	(94)	165

Income before provision for income taxes	22,402	15,074	43,766	27,892
Provision for income taxes	8,394	5,345	16,049	9,830

Net income	$14,008	$9,729	$27,717	$18,062

Net income per share (Note 10):
Basic	$0.21	$0.16	$0.42	$0.30

Diluted	$0.20	$0.14	$0.39	$0.27

Weighted average number of common shares used in the calculation of net income per share:
Basic	66,141,163	61,488,059	65,623,359	60,659,321
Diluted	71,033,614	67,184,884	70,839,456	66,118,943

(1)	Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$304	$187	$528	$355
Cost of maintenance, support and service revenue	478	230	873	458
Sales and marketing	3,940	1,777	7,238	3,333
Research and development	2,529	1,149	4,500	2,297
General and administrative	1,246	493	2,144	914
See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$27,717	$18,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,136	2,891
Amortization of intangible assets	1,116	870
Provision for (recovery of) bad debts	103	(61)
Amortization of premium/discount on investments	517	874
Stock-based compensation expense	15,283	7,357
Excess tax benefit related to exercise of stock options	(19,378)	(11,690)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(18,754)	(1,823)
Inventory	(3,059)	(1,483)
Deferred product costs	2,524	228
Other assets	(1,694)	166
Accounts payable	1,196	(146)
Accrued expenses, other current liabilities and deferred rent	10,204	7,760
Deferred revenue	1,294	29

Net cash provided by operating activities	20,205	23,034

Investing activities
Purchases of property and equipment	(7,242)	(6,067)
Purchases of marketable securities	(218,991)	(83,101)
Proceeds from sale and maturities of marketable securities	204,671	39,986
Increase in other assets	755	—
Cash paid for acquisition, net	(4,195)	—

Net cash used in investing activities	(25,002)	(49,182)

Financing activities
Proceeds from exercise of stock options	14,321	14,520
Tax benefit related to exercise of stock options	19,378	11,690

Net cash provided by financing activities	33,699	26,210

Net increase in cash and cash equivalents	28,902	62
Cash and cash equivalents at beginning of period	91,669	90,471

Cash and cash equivalents at end of period	$120,571	$90,533

Supplemental disclosure of noncash investing and operating activities:
Capital additions as a result of lease incentives	$—	$3,199

Supplemental disclosure of cash flow related to acquisition:
In connection with the acquisition of Newfound Communications, Inc. on January 20, 2011, the following transactions occurred:
Fair value of assets acquired	$4,784	$—
Liabilities assumed related to acquisition	(423)	—

Total purchase price	4,361	—
Less cash and cash equivalents acquired	(166)	—

Cash paid for acquisition, net of cash acquired	$4,195	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
1. Business Description and Basis of Presentation
Business Description
     Acme Packet, Inc. (the Company) is the leader in session delivery network solutions which enable the trusted, first class delivery of next-generation voice, data and unified communication services and applications across internet protocol (IP) networks.
     The Company’s Net-Net product family fulfills demanding security, service assurance and regulatory requirements in service provider, enterprise and contact center networks. Based in Bedford, Massachusetts, the Company designs and manufactures its products in the United States, selling them through approximately 150 reseller partners worldwide. Approximately 1,440 customers in 105 countries have deployed over 13,000 Acme Packet systems, including 90 of the top 100 service providers and 34 of the Fortune 100.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2011, statements of income for the three and six months ended June 30, 2011 and 2010 and statements of cash flows for the six months ended June 30, 2011 and 2010. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
     The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.
     As of June 30, 2011, except as described below under “Revenue Recognition”, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed.
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the consideration is fixed and determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:
•	Persuasive evidence of an arrangement exists. The Company considers a non-cancellable agreement signed by the customer and the Company to be representative of persuasive evidence of an arrangement.

•	Delivery has occurred. The Company considers delivery to have occurred when product has been delivered to the customer and no significant post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.
•	Consideration is fixed or determinable. The Company considers the consideration to be fixed or determinable unless the consideration is subject to refund or adjustment or is not payable within normal payment terms. If the consideration is subject to refund or adjustment, the Company recognizes revenue when the right to a refund or adjustment lapses. If offered payment terms exceed the Company’s normal terms, then revenue is recognized as the amounts become due and payable or upon the receipt of cash.
•	Collection is deemed probable. The Company conducts a credit review for all transactions at the inception of an arrangement and then routinely on an ongoing basis to determine the creditworthiness of the customer. Collection is deemed probable if, based upon the Company’s evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, revenue is deferred and recognized upon the receipt of cash.
     The Company’s revenue arrangements regularly include the sale of hardware, licensing of software, maintenance, professional services and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or some combination of related transactions. During the first quarter of 2011, the Company prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (ASU No. 2009-14), which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also applies to companies that are affected by the amendments of ASU No. 2009-14.
     The amendments in ASU No. 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue recognition guidance in Accounting Standards Codification Topic 985-605, Software Revenue Recognition (ASC 985-605) and should follow the guidance in ASU No. 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.
     ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a revenue arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE) if VSOE is not available, or the Company’s best estimated selling price (BESP) if neither VSOE nor TPE are available. The amendments in ASU No. 2009-13 eliminate the residual method of allocating arrangement consideration and require that it be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated selling price.
     For all transactions entered into prior to January 1, 2011 and for those transactions which include the licensing of stand-alone or non-essential software as an element after January 1, 2011, the Company allocates revenue among the multiple elements associated with the stand-alone and non-essential software based on the software revenue recognition guidance of ASC 985-605. Under this guidance, when arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold or licensed separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.
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
     Consistent with the methodology used under the previous accounting guidance, the Company establishes VSOE for its training services, post-sale customer support and installation services based on the sales price charged for each element when it is sold or licensed separately. Because the Company generally does not sell any of its products on a standalone basis, it has yet to establish VSOE for these offerings.
     The Company is typically not able to determine TPE for its products or certain of its services. TPE is determined based on competitor prices for similar elements when sold or licensed separately. Generally, the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.
     When the Company is unable to establish the selling price of its products or certain services using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold or licensed on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, geographies, customer classes and distribution channels.
     The Company plans to analyze the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis, or if the Company experiences significant variances in its selling prices.
     The following table presents the effects to the Company’s previously reported Condensed Consolidated Statements of Income for the three months ended June 30, 2010 as if the Company had adopted the standards effective January 1, 2010 (in thousands):

	As Reported	Adjustments	As Amended
Total revenue	$53,336	$1,067	$54,403
Gross profit	43,762	850	44,612
Net income	9,729	549	10,278

Net income per share:
Basic	$0.16	$0.01	$0.17
Diluted	$0.14	$0.01	$0.15
     The following table presents the effects to the Company’s previously reported Condensed Consolidated Statements of Income for the six months ended June 30, 2010 as if the Company had adopted the standards effective January 1, 2010 (in thousands):

	As Reported	Adjustments	As Amended
Total revenue	$104,386	$1,562	$105,948
Gross profit	84,995	1,275	86,270
Net income	18,062	826	18,888

Net income per share:
Basic	$0.30	$0.01	$0.31
Diluted	$0.27	$0.01	$0.29

     The following table presents the effects to the Company’s previously reported Condensed Consolidated Balance Sheet as of June 30, 2010 as if the Company had adopted the standards effective January 1, 2010 (in thousands):

	As Reported	Adjustments	As Amended

Deferred product costs	$3,172	$(218)	$2,954
Deferred revenue	31,762	(1,067)	30,695
2. Business Combination
     On January 20, 2011, the Company acquired Newfound Communications, Inc. (Newfound Communications), an emerging, innovative provider of call recording solutions for the IP communications industry. The aggregate purchase price was $4,195 in cash payments to the stockholders of Newfound Communications. In allocating the total preliminary purchase price for Newfound Communications based on estimated fair values, the Company recorded $3,269 of goodwill, $1,240 of identifiable intangible assets and $423 of net tangible liabilities. In connection with the acquisition of Newfound Communications, the Company incurred $180 of merger and integration related costs during 2011, which the Company recorded as an expense in the condensed consolidated statement of income for the three months ended March 31, 2011 and $223 during 2010 which the Company recorded as an expense in the consolidated statement of income for the three months ended December 31, 2010.
     The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Newfound Communications have been included in the accompanying condensed consolidated financial statements since the date of acquisition and were immaterial to the Company’s condensed consolidated financial statements. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which remain preliminary at June 30, 2011. The Company is in the process of completing its valuation of certain intangible assets and deferred revenue. The final allocations of the purchase price to intangible assets, goodwill, if any, and the deferred tax asset and liability may differ materially from the information presented in these unaudited condensed consolidated financial statements.
3. Cash, Cash Equivalents, Short and Long-Term Investments
Cash, Cash Equivalents, Short and Long-term Investments
     Cash, cash equivalents, short and long-term investments as of June 30, 2011 and December 31, 2010 consist of the following:

	As of June 30, 2011
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$19,092	$19,092	$19,092
Money market funds	Demand	101,479	101,479	101,479

Total cash and cash equivalents		$120,571	$120,571	$120,571

U.S. agency notes—available-for-sale	11 - 418 days	$77,932	$77,962	$77,962
U.S. agency notes—held-to-maturity	41 - 318 days	114,894	114,887	114,893

Total short-term marketable securities		$192,826	$192,849	$192,855

U.S. agency notes—held-to-maturity	406 days	$5,000	$4,999	$5,000

Total long-term marketable securities		$5,000	$4,999	$5,000

	As of December 31, 2010
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
Cash	Demand	$35,580	$35,580	$35,580
Money market funds	Demand	56,089	56,089	56,089

Total cash and cash equivalents		$91,669	$91,669	$91,669

U.S. agency notes—available-for-sale	4 - 419 days	$69,575	$69,606	$69,606

	As of December 31, 2010
	Contracted	Amortized	Fair Market	Carrying
	Maturity	Cost	Value	Value
U.S. agency notes—held-to-maturity	15 - 329 days	109,418	114,451	109,418

Total short-term marketable securities		$178,993	$184,057	$179,024

U.S. agency notes—held-to-maturity	419 days	$5,030	$5,029	$5,030

Total long-term marketable securities		$5,030	$5,029	$5,030

     To date, realized gains and losses from the sales of cash equivalents or short or long-term investments have been immaterial.
4. Inventory
     Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of finished products.
5. Concentrations of Credit Risk and Off-Balance-Sheet Risks
     The Company has no significant off-balance-sheet risks such as foreign exchange or option contracts, or other international hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short and long-term investments and accounts receivable. The Company maintains its cash, cash equivalents, short and long-term investments principally in accredited financial institutions of high credit standing. The Company assesses the credit worthiness of its customers both at the inception of the business relationship and then routinely on an ongoing basis. The Company generally does not require collateral from its customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
     The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011		2010
Customer A	12%	10%	*	%	*	%
Customer B	*	13	*		10
Customer C	*	12	*		11

*	Less than 10% of total revenue.
     The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as follows:

	June 30, 2011	December 31, 2010
Customer B	14%	10%
Customer C	13	*
Customer A	13	20

*	Less than 10% of total accounts receivable.
6. Product Warranties
     Substantially all of the Company’s products are covered by a standard warranty of ninety days for software and one year for hardware. In the event of a failure of hardware or software products covered by these warranties, the Company must repair or replace such hardware or software product, or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which supersede its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company assesses the adequacy of the warranty allowance on a quarterly basis and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty allowance are not indicative of future requirements, additional or reduced warranty reserves may be required.
     The following is a summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2011:

Balance at December 31, 2010	$89
Provision for warranty costs	296
Uses/Reductions	(263)

Balance at June 30, 2011	$122

7. Stock-Based Compensation
     The Company recorded stock-based compensation expense of $8,497 and $3,836 for the three months ended June 30, 2011 and 2010, respectively, and $15,283 and $7,357 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $85,984 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.55 years.
     The following is a summary of the status of the Company’s stock options as of June 30, 2011 and the stock option activity for all stock option plans during the six months ended June 30, 2011:

			Weighted	Weighted
			Average	Average
			Exercise	Remaining	Aggregate
	Number of	Exercise Price	Price Per	Contractual	Intrinsic
	Shares	Per Share	Share	Life (Years)	Value(1)
Outstanding at December 31, 2010	10,211,039	$0.20 — 53.45	$10.47
Granted	1,915,923	66.55 — 82.02	68.83
Canceled	(44,062)	4.35 — 66.55	31.41
Exercised	(1,927,299)	0.20 — 27.60	7.58		$139,621

Outstanding at June 30, 2011	10,155,601	0.20 — 82.02	21.94	5.28	492,092

Exercisable at June 30, 2011	3,001,814	0.20 — 66.55	7.32	4.50	188,550
Vested or expected to vest at June 30, 2011 (2)	9,698,792	0.20 — 82.02	21.00	5.25	478,827

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2011 of $70.13, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of June 30, 2011 plus the number of unvested options expected to vest as of June 30, 2011 based on the unvested options outstanding at June 30, 2011, adjusted for an estimated forfeiture rate.
     The Company has entered into restricted stock unit (RSU) agreements with certain of its employees relating to RSUs granted to those employees pursuant to the Acme Packet, Inc. 2006 Equity Incentive Plan. Vesting occurs periodically at specified time intervals, ranging from one to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the Company’s unvested RSUs outstanding at June 30, 2011 and the changes during the six months then ended, is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested at December 31, 2010	412,833	$6.22
Granted	70,250	66.55
Vested	(187,518)	8.70
Forfeited	—	—

Unvested at June 30, 2011	295,565	18.98

8. Employee Stock Purchase Plan
     On May 5, 2011 the Company’s shareholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. Effective June 1, 2011, eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 15% of their eligible compensation to a maximum number of shares with a fair market value of $25 per calendar year through a six month purchase period. Employees may purchase shares of the Company’s common stock at a discount of 15% of the lesser of the fair market value of a share of the

Company’s common stock of the first day or the last day of each six month offering period. The ESPP is scheduled to terminate on January 3, 2020. During the three and six months ended June 30, 2011, no shares were issued under the ESPP.
9. Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is presented separately on the balance sheet as required.
     The following table displays the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$14,008	$9,729	$27,717	$18,062
Unrealized (loss) gain on available-for-sale securities	(10)	51	32	37

Comprehensive income	$13,998	$9,780	$27,749	$18,099

     Comprehensive income consists entirely of unrealized gains and losses on available-for-sale securities at June 30, 2011 and 2010.
10. Net Income Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average number of common shares used in calculating basic net income per share	66,141,163	61,488,059	65,623,359	60,659,321
Weighted average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	4,754,154	5,504,607	5,049,457	5,261,364
Weighted average number of common shares issuable upon vesting of outstanding restricted stock units	138,297	192,218	166,640	198,258

Weighted average number of common shares used in computing diluted net income per share	71,033,614	67,184,884	70,839,456	66,118,943

     In the computation of the diluted weighted average number of common shares outstanding, 1,787,736 and 394,011 weighted average common share equivalents underlying outstanding stock options have been excluded from the computation during the three months ended June 30, 2011 and 2010, respectively, and 1,386,444 and 337,399 during the six months ended June 30, 2011 and 2010, respectively, as their effect would have been antidilutive.
11. Income Taxes
     For the three and six months ended June 30, 2011 and 2010, the Company’s effective income tax rate was approximately 37% and 35%, respectively. As of June 30, 2011, the Company expects to realize recorded net deferred tax assets of $18,616. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded net deferred tax asset. The realization of the Company’s net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. Approximately $10,588 of the deferred tax assets recorded as of June 30, 2011 was attributable to benefits associated with stock-based compensation charges. In accordance with the provision of Accounting Standards Codification 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

12. Commitments and contingencies
Litigation
     From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. At June 30, 2011 and 2010, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.
     On January 5, 2011, Nortel Networks, Inc. (Nortel), a customer of the Company, filed a complaint against Covergence Inc. (Covergence) in the United States Bankruptcy Court in the District of Delaware. The complaint alleges that prior to the Company’s acquisition of Covergence in April 2009, Covergence received a preferential payment of approximately $1,200 prior to Nortel’s bankruptcy petition in January 2009. Based on the early stage of this litigation, the Company is unable to reasonably estimate the outcome of this claim.
Operating Leases
     On June 10, 2011, the Company entered into a Second Amendment to Lease (the Second Lease Amendment) dated as of June 10, 2011 with MSCP Crosby, LLC (the Landlord) to expand the premises leased by the Company, extend the term of the lease, dated as of November 23, 2009 (the Original Lease), and to make other modifications to the terms and conditions of the Original Lease, as amended by the First Amendment to Lease (the First Lease Amendment), entered into by the Company and Landlord on and dated as of July 12, 2010.
     The premises leased pursuant to the Original Lease consisted of 123,788 rentable square feet of space in the building located at 100 Crosby Drive, Bedford, Massachusetts. The Company leased an additional 27,161 rentable square feet of space in the building pursuant to the First Lease Amendment. The Second Lease Amendment expands the premises leased by the Company from the Landlord to 261,961 rentable square feet.
     The Term of the Original Lease is extended by the Second Lease Amendment for six years expiring on March 31, 2022. The Company has two options to extend the term of the lease each for an additional period of five years, with the first extension term commencing, if at all, immediately following the expiration of the term of the Original Lease, as amended, and the second extension term commencing, if at all, immediately following the expiration of the first extension term.
     Pursuant to the Original Lease, as amended by the First and Second Lease Amendments, the Company’s monthly base rent as of April 1, 2012 will be approximately $245 and the Company is required to pay additional monthly rent in an amount equal to the Company’s proportionate share of certain taxes and operating expenses, as further set forth in the Second Lease Amendment. Commencing on July 1, 2012, the Company’s monthly base rent will be approximately $449. The Company’s monthly base rent shall be increased from time to time, as further set forth in Section 4.3 of the Second Lease Amendment.
Other
     Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.
13. Segment Information
Geographic Data
     Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States and Canada	$45,950	$35,363	$90,552	$64,680
International	33,783	17,973	63,148	39,706

Total	$79,733	$53,336	$153,700	$104,386

     During the three and six months ended June 30, 2011 and 2010, no one international country contributed more than 10% of the Company’s total revenue.
     As of June 30, 2011 and 2010, property and equipment at locations outside the United States was not material.

14. Fair Value Measurements
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
     The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of June 30, 2011:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$101,479	$—	$—	$101,479
Restricted cash	82	—	—	82

Total cash equivalents and restricted cash	101,561	—	—	101,561

Short-term U.S. agency notes	—	192,855	—	192,855
Long-term U.S. agency notes	—	5,000	—	5,000

Total investments	—	197,855	—	197,855

Total assets	$101,561	$197,855	$—	$299,416

     Realized gains and losses from sales of the Company’s investments are included in other income (expense) and unrealized gains and losses from available-for-sale securities are included as a separate component of equity unless the loss is determined to be other-than-temporary. The Company has not incurred any other-than-temporary losses to date.
     The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three and six months ended June 30, 2011.

15. Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the provisions of ASU No. 2011-04 to have a material effect on its financial position, results of operations or cash flows.

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
Company Background
     Acme Packet, Inc. is the leader in session delivery network solutions which enable the trusted, first class delivery of next-generation voice, data and unified communication services and applications across internet protocol, or IP, networks.
     Our Net-Net product family fulfills demanding security, service assurance and regulatory requirements in service provider, enterprise and contact center networks. We design and manufacture our products in the United States, selling them through approximately 150 reseller partners worldwide. Approximately 1,440 customers in 105 countries have deployed over 13,000 of our systems, including 90 of the top 100 service providers and 34 of the Fortune 100.

     Our headquarters are located in Bedford, Massachusetts. We maintain sales offices in Madrid, Spain; Seoul, South Korea; Tokyo, Japan; and Ipswich, United Kingdom. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, China, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Russia, Saudi Arabia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the United States. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.
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

Key Financial Highlights
     Some of our key financial highlights for the three months ended June 30, 2011, as compared to the same metrics for the three months ended June 30, 2010, include the following:
•	Total revenue was $79.7 million compared to $53.3 million.

•	Net income was $14.0 million compared to $9.7 million.

•	Earnings per share was $0.20 per share on a diluted basis compared to $0.14 per share on a diluted basis.

•	Cash provided by operating activities was $8.7 million compared to $15.1 million.
The Acme Packet Strategy
     Principal elements of our strategy include:
•	Continuing to satisfy the evolving border requirements of enterprises and fixed-line, mobile and over-the-top service providers. Our product deployments position us to gain valuable knowledge that we can use to expand and enhance our products’ features and functionality. We may develop new products organically or through selective acquisitions.

•	Implementing new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce our costs.

•	Investing in quality and responsive support. As we broaden our product platform and increase our product capabilities, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•	Facilitating and promoting service interconnects and federations among our customers. We intend to drive increased demand for our products by helping our customers to extend the reach of their services and applications and, consequently, to increase the value of their services to their customers.

•	Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•	Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with SBC deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.
Factors That May Affect Future Performance
•	Global Macroeconomic Conditions. We believe that the capital budgets and spending initiatives of some of our core customers—service providers, enterprises, government agencies and contact centers—may be affected by current worldwide economic conditions. Our ability to generate revenue from these core customers is dependent on the status of such budgets and initiatives.

•	Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) new product introductions, (e) the mix of sales channels through which our products are sold, and (f) the costs of manufacturing our hardware products and providing our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will

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
•	Competition. Competition in our product categories is strong and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise markets for session delivery network solutions, we expect competition to persist and intensify in the future as the market grows. Our primary competitors for session delivery network solutions generally consist of specialty vendors, such as GENBAND Inc., and more established network and component companies such as Cisco Systems, Inc. and Huawei Technologies Co., Ltd. We also compete with some of the companies with which we have distribution partnerships, such as Alcatel-Lucent, Nokia Siemens Networks B.V., Sonus Networks Inc. and Telefonaktiebolaget LM Ericsson. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the session delivery network solutions market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including our distribution partners.

•	Evolution of the Session Delivery Network Solution Market. The market for our products is in its early stages and is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement our solutions.

•	Research and Development. To continue to achieve market acceptance for our products, we must effectively anticipate and adapt, in a timely manner, to customer requirements and must offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The market for session delivery network solutions is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position.

•	Managing Growth. We significantly expanded our operations in 2010 and the first six months of 2011. During the period from January 1, 2010 through June 30, 2011 we increased the number of our employees and full time independent contractors by 58%, from 450 to 710. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.
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
     The product configuration, which reflects the mix of session capacity, signaling protocol support and requested features, determines the price for each product sold and licensed. Customers can purchase our products in either a standalone or high availability configuration and can license our software in various configurations, depending on the customers’ requirements for session capacity, functionality and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. As the market continues to develop and grow, we expect to experience increased price pressure on our products and services.
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
Cost of Revenue
     Cost of product revenue consists primarily of (a) third party manufacturers’ fees for purchased materials and services, combined with our expenses for (b) salaries, wages and related benefits for our manufacturing personnel, (c) related overhead, (d) provision for inventory obsolescence, (e) amortization of intangible assets and (f) stock-based compensation. Amortization of intangible assets represents the amortization of developed technologies from our acquisitions of Covergence Inc. and Newfound Communications, Inc..
     Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits for our support and service personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) material costs consumed in the provision of services and (e) stock-based compensation.
Gross Profit
     Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold or licensed, (c) the mix between product and service revenue, (d) new product introductions, (e) the mix of sales channels through which our products are sold, (f) the volume and costs of manufacturing our hardware products and (g) personnel and related costs for manufacturing, support and services.
Operating Expenses
     Operating expenses consist of sales and marketing, research and development, general and administrative and merger and integration related expenses. Personnel related costs are the most significant component of each of these expense categories. During the period from January 1, 2010 through June 30, 2011, we increased the number of our employees and full time independent contractors, related to our operating activities, by 60%, from 381 to 611. We expect to continue to hire new employees to support our expected growth.
     Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, (e) stock-based compensation and (f) other related overhead. Commissions are recorded as expense when earned by the employee. We expect sales and marketing expense to increase in absolute dollars as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will remain relatively consistent as a percentage of total revenue in the future.
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
     Merger and integration related costs primarily consist of legal fees.
Stock-Based Compensation
     Cost of revenue and operating expenses include stock-based compensation expense. We record stock-based compensation expense based on the fair value of the stock-based awards on the date of grant. For the three months ended June 30, 2011 and 2010, we recorded an expense of $8.5 million and $3.8 million, respectively, and for the six months ended June 30, 2011 and 2010, we recorded an expense of $15.3 million and $7.4 million, respectively. As a result of stock-based awards granted from 2007 through 2011, a future expense of non-vested options of $86.0 million is expected to be recognized over a weighted average period of 2.55 years.
Other (Expense) Income
     Other (expense) income consists primarily of interest income earned on cash, cash equivalents and investments. We have invested cash in high quality securities and are not materially affected by fluctuations in interest rates. Other (expense) income also includes gains or losses from foreign currency translation adjustments of our international activities. The functional currency of our international operations in Europe and Asia is the United States, or U.S., dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other (expense) income.
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
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the consideration is fixed and determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:
•	Persuasive evidence of an arrangement exists. We consider a non-cancellable agreement signed by the customer and us to be representative of persuasive evidence of an arrangement.

•	Delivery has occurred. We consider delivery to have occurred when product has been delivered to the customer and no significant post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved. Certain of our agreements contain products that might not conform to published specifications or contain a requirement to deliver additional elements which are essential to the functionality of the delivered elements. Revenue associated with these agreements is recognized when the customer specifications have been met or delivery of the additional elements has occurred.
•	Consideration is fixed or determinable. We consider the consideration to be fixed or determinable unless the consideration is subject to refund or adjustment or is not payable within normal payment terms. If the consideration is subject to refund or adjustment, we recognize revenue when the right to a refund or adjustment lapses. If offered payment terms exceed our normal terms, then revenue is recognized as the amounts become due and payable or upon the receipt of cash.

•	Collection is deemed probable. We conduct a credit review for all transactions at the inception of an arrangement and then routinely on an ongoing basis, to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.
     Our revenue arrangements regularly include the sale of hardware, licensing of software, maintenance, professional services and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or some combination of related transactions. During the first quarter of 2011, we prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (ASU No. 2009-14), which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also applies to companies that are affected by the amendments of ASU No. 2009-14.
     The amendments in ASU No. 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification Topic 985-605, Software Revenue Recognition (ASC 985-605) and should follow the guidance in ASU No. 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.
     ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a revenue arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE) if VSOE is not available, or our best estimated selling price (BESP) if neither VSOE nor TPE are available. The amendments in ASU No. 2009-13 eliminate the residual method of allocating arrangement consideration and require that it be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated selling price.
     For all transactions entered into prior to January 1, 2011 and for those transactions which include the licensing of stand-alone or non-essential software as an element after January 1, 2011, we allocate revenue among the multiple elements associated with the stand-alone and non-essential software based on the software revenue recognition guidance. Under this guidance of ASC 985-605, when arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold or licensed separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.
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

     Consistent with the methodology used under the previous accounting guidance, we establish VSOE for our training services, post-sale customer support and installation services based on the sales price charged for each element when it is sold or licensed separately. Because we generally do not sell any of our products on a standalone basis, we have yet to establish VSOE for these offerings.
     We typically are not able to determine TPE for our products or certain of our services. TPE is determined based on competitor prices for similar elements when sold or licensed separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the selling prices on a stand-alone basis of similar products offered by our competitors.
     When we are unable to establish the selling price of our products or certain services using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold or licensed on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, geographies, customer classes and distribution channels.
     We plan to analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis, or if we experience significant variances in our selling prices.
Results of Operations
Comparison of Three Months Ended June 30, 2011 and 2010
Revenue

	Three Months Ended June 30,
	2011		2010
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$64,688	81%	$42,031	79%	$22,657	54%
Maintenance, support and service	15,045	19	11,305	21	3,740	33

Total revenue	$79,733	100%	$53,336	100%	$26,397	49%

Revenue by Geography:
United States and Canada	$45,950	58%	$35,363	66%	$10,587	30%
International	33,783	42	17,973	34	15,810	88

Total revenue	$79,733	100%	$53,336	100%	$26,397	49%

Revenue by Sales Channel:
Direct	$32,282	40%	$25,911	49%	$6,371	25%
Indirect	47,451	60	27,425	51	20,026	73

Total revenue	$79,733	100%	$53,336	100%	$26,397	49%

     The $22.7 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue, reflecting an increase in our customer base and customer demand. This increase was partially offset by a decrease in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold or licensed. Systems with higher software content (higher session capacity support for higher number of signaling protocols and a higher number of feature groups) will generally have a higher average selling price than those systems sold or licensed with lower software content. Our indirect sales channels generally have higher discounts than our direct customers. The growth in product revenue was primarily due to our indirect sales channel and, to a lesser extent, our direct sales channel. Indirect product revenues increased $17.7 million primarily due to a $12.7 million increase attributable to our international customers, as well as an increase of $5.0 million related to our customers in the United States and Canada. Direct product revenues increased $4.9 million, primarily due to an increase of $3.3 million attributable to customers in the United States and Canada, as well as an increase of $1.6 million related to our international customers.

     Maintenance, support and service revenue increased by $3.7 million primarily due to increases in maintenance and support fees associated with the growth of our installed product base and to a lesser extent, fees associated with training and installation services.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2011		2010
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$11,367	18%	$7,434	18%	$3,933	53%
Maintenance, support and service	2,525	17	2,140	19	385	18

Total cost of revenue	$13,892	17%	$9,574	18%	$4,318	45%

Gross Profit:
Product	$53,321	82%	$34,597	82%	$18,724	54%
Maintenance, support and service	12,520	83	9,165	81	3,355	37

Total gross profit	$65,841	83%	$43,762	82%	$22,079	50%

     The $3.9 million increase in cost of product revenue was primarily due to (a) a $3.9 million increase in direct product costs resulting from an increase in the number of systems recognized as revenue, (b) a $199,000 increase in salaries, wages and related benefits, (c) a $176,000 increase in depreciation and amortization expense, and (d) a $117,000 increase in stock-based compensation expense. These increases were partially offset by a decrease of $549,000 in other cost of sales. The balance was due to increases in other manufacturing related costs.
     The $385,000 increase in cost of maintenance, support and service revenue was primarily due to (a) a $298,000 increase in salaries and related benefits corresponding to a 36% increase in employee headcount for our services organization to support our rapidly growing customer base, (b) a $248,000 increase in stock-based compensation expense, and (c) a $59,000 increase in travel and entertainment expenses reflecting the afore mentioned increase in related headcount. These increases were partially offset by a $329,000 decrease in costs associated with performance of our maintenance and warranty obligations. The balance was due to increases in overhead and other related costs.
     Product gross margin remained consistent. The increase in product revenue was offset by a corresponding increase in related costs.
     Gross margin on maintenance, support and service revenue increased by 2 percentage points, primarily due to an increase in maintenance revenues associated with the growth in our installed product base, and the timing of maintenance renewal orders received in the three months ended June 30, 2011, without a corresponding increase in related costs.
     We expect cost of product, maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.
Operating Expenses

	Three Months Ended June 30,
	2011		2010
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$24,736	31%	$16,623	31%	$8,113	49%
Research and development	12,719	16	8,646	16	4,073	47
General and administrative	5,788	7	3,595	7	2,193	61

Total operating expenses	$43,243	54%	$28,864	54%	$14,379	50%

     The $8.1 million increase in sales and marketing expense was primarily due to (a) a $4.7 million increase in salaries, commissions, bonuses and other benefits associated with a 42% increase in the number of sales and marketing personnel, (b) a $2.2 million increase in stock-based compensation expense, (c) a $393,000 increase in travel and entertainment expenses reflecting the aforementioned increase in related headcount, (d) a $238,000 increase in facility costs as a result of our move to a larger facility in the second half of 2010, (e) a $238,000 increase in depreciation and amortization expense due to capital expenditures for evaluation systems, (f) a $215,000 increase in third party services, and (g) a $149,000 increase in expenditures associated with marketing programs, including trade shows, The balance was due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our sales force to continue to increase our revenue and market share. However, we anticipate that sales and marketing expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.
     The $4.1 million increase in research and development expense was primarily due to (a) a $2.1 million increase in salaries, bonuses and other benefits associated with a 42% increase in the number of employees working on the design and development of new products and the enhancement of existing products, quality assurance and testing (b) a $1.4 million increase in stock-based compensation expense, (c) a $169,000 increase in facilities costs as a result of our move to a larger facility in the second half of 2010, and (d) a $94,000 increase in software and other maintenance fees. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and will modestly increase as a percentage of total revenue for the foreseeable future.
     The $2.2 million increase in general and administrative expense was primarily due to (a) a $753,000 increase in stock-based compensation expense, (b) a $529,000 increase in salaries, bonuses and other benefits associated with a 50% increase in the number of employees, (c) a $409,000 increase in legal fees, (d) a $246,000 increase in software and other maintenance fees, (e) $143,000 increase in depreciation expense , and (f) a $92,000 increase in insurance premiums. The balance was due to increased facility and overhead costs as a result of our move to a larger facility in 2010. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company. However, we expect general and administrative expense will remain relatively consistent as a percentage of total revenue for the foreseeable future.
Other (Expense) Income

	Three Months Ended June 30,
	2011			2010
		Percentage			Percentage
		of Total			of Total		Period-to-Period Change
	Amount	Revenue		Amount	Revenue		Amount	Percentage
	(dollars in thousands)
Interest income	$103	*	%	$135	*	%	$(32)	(24)%
Other (expense) income	(299)	*		41	*		(340)	(829)

Total other (expense) income, net	$(196)	*	%	$176	*	%	$(372)	(211)%

*	Not meaningful
     Interest income consisted of interest income generated from the investment of our cash balances. The decrease in interest income primarily reflected a decrease in the average interest rates in the three months ended June 30, 2011, partially offset by an increase in the average cash balance.
     Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The increase in expense from 2010 to 2011 primarily reflects fluctuations in the value of the Euro and British Pound.
Provision for Income Taxes

	Three Months Ended June 30,
	2011		2010
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$8,394	11%	$5,345	10%	$3,049	57%

     For the three months ended June 30, 2011 and 2010, our effective tax rates were 37% and 35%, respectively. The lower effective tax rate in 2010 was primarily attributable to higher state investment tax credits due to significant qualifying fixed asset additions associated with the build out of our corporate headquarters.
Comparison of Six Months Ended June 30, 2011 and 2010
Revenue

	Six Months Ended June 30,
	2011		2010
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$124,430	81%	$84,124	81%	$40,306	48%
Maintenance, support and service	29,270	19	20,262	19	9,008	44

Total revenue	$153,700	100%	$104,386	100%	$49,314	47%

Revenue by Geography:
United States and Canada	$90,552	59%	$64,680	62%	$25,872	40%
International	63,148	41	39,706	38	23,442	59

Total revenue	$153,700	100%	$104,386	100%	$49,314	47%

Revenue by Sales Channel:
Direct	$69,731	45%	$51,690	50%	$18,041	35%
Indirect	83,969	55	52,696	50	31,273	59

Total revenue	$153,700	100%	$104,386	100%	$49,314	47%

     The $40.3 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue, reflecting an increase in our customer base and customer demand. This increase was partially offset by a decrease in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity support for higher number of signaling protocols and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to our indirect sales channel and, to a lesser extent, our direct sales channel. Indirect product revenues increased $25.8 million primarily due to a $16.5 million increase attributable to our international customers, as well as an increase of $9.3 million related to our customers in the United States and Canada. Direct product revenues increased $14.5 million, primarily due to an increase of $11.3 million attributable to customers in the United States and Canada, as well as an increase of $3.2 million related to our international customers.
     Maintenance, support and service revenue increased by $9.0 million primarily due to increases in maintenance and support fees associated with the growth of our installed product base and, to a lesser extent, fees associated with training and installation services.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2011		2010
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$21,312	17%	$14,983	18%	$6,329	42%
Maintenance, support and service	5,531	19	4,408	22	1,123	25

Total cost of revenue	$26,843	17%	$19,391	19%	$7,452	38%

Gross Profit:
Product	$103,118	83%	$69,141	82%	$33,977	49%
Maintenance, support and service	23,739	81	15,854	78	7,885	50

Total gross profit	$126,857	83%	$84,995	81%	$41,862	49%

     The $6.3 million increase in cost of product revenue was primarily due to (a) a $6.3 million increase in direct product costs resulting from an increase in the number of systems recognized as revenue, (b) a $296,000 increase in salaries, wages and related benefits, (c) a $190,000 increase in depreciation and amortization expense, and (d) a $173,000 increase in stock-based compensation expense. These increases were partially offset by decreases of $539,000 in other cost of sales and a $101,000 decrease in manufacturing supplies. The balance was due to decreases in other manufacturing related costs.
     The $1.1 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $724,000 increase in salaries and related benefits corresponding to a 36% increase in employee headcount for our services organization to support our rapidly growing customer base, (b) a $415,000 increase in stock-based compensation expense, (c) a $119,000 increase in facilities costs as a result of our move to a larger facility in the second half of 2010, and (d) an $88,000 increase in travel and entertainment expenses reflecting the afore-mentioned increase in related headcount. These increases were partially offset by a $273,000 decrease in costs associated with performance of our maintenance and warranty obligations. The balance was due to increases in overhead and other related costs.
     Product gross margin increased 1 percentage point primarily due to an increase in the number of units recognized as revenue in 2011 compared to 2010, which resulted in fixed manufacturing costs being absorbed by a higher product volume base.
     Gross margin on maintenance, support and service revenue increased by 3 percentage points, primarily due to an increase in maintenance revenues associated with the growth in our installed product base, and the timing of maintenance renewal orders received in 2011, without a corresponding increase in related costs.
Operating Expenses

	Six Months Ended June 30,
	2011		2010
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$48,439	31%	$33,050	32%	$15,389	47%
Research and development	24,013	16	17,339	17	6,674	38
General and administrative	10,365	7	6,879	6	3,486	51
Merger and integration-related costs	180	*	—	—	180	*

Total operating expenses	$82,997	54%	$57,268	55%	$25,729	45%

*	Not meaningful
     The $15.4 million increase in sales and marketing expense was primarily due to (a) a $8.7 million increase in salaries, commissions, bonuses and other benefits associated with a 42% increase in the number of sales and marketing personnel, (b) a $3.9 million increase in stock-based compensation expense, (c) a $1.0 million increase in travel and entertainment expenses reflecting the afore mentioned increase in related headcount, (d) a $484,000 increase in facility costs as a result of our move to a larger facility in the second half of 2010, (e) a $372,000 increase in depreciation and amortization expense due to capital expenditures for evaluation systems, (f) a $329,000 increase in third party services, (g) a $316,000 increase in expenditures associated with marketing programs, including trade shows, and (h) $148,000 increase in software and other maintenance fees. The balance was due to increased overhead associated with increases in sales and marketing personnel.
     The $6.7 million increase in research and development expense was primarily due to (a) a $3.6 million increase in salaries, bonuses and other benefits associated with a 42% increase in the number of employees working on the design and development of new products and the enhancement of existing products, quality assurance and testing (b) an $2.2 million increase in stock-based compensation expense, (c) a $375,000 increase in facilities costs as a result of our move to a larger facility in the second half of 2010, and (d) a $140,000 increase in software and other maintenance fees. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market.
     The $3.5 million increase in general and administrative expense was primarily due to (a) a $1.2 million increase in stock-based compensation expense, (b) a $861,000 increase in salaries, bonuses and other benefits associated with a 50% increase in related headcount, (c) a $446,000 increase in legal and professional fees, (d) a $395,000 increase in software and other maintenance fees, (e) a $180,000 increase in insurance premiums, and (f) a $135,000 increase in depreciation expense. The balance was due to increased facility and overhead costs as a result of our move to a larger facility in the second half of 2010.
     During the first half of 2011, we incurred $180,000 of merger and integration-related costs associated with our acquisition of Newfound Communications, Inc., or Newfound Communications, which closed on January 20, 2011. Newfound Communications operations were not material to our condensed consolidated financial statements in the first half of 2011.
Other (Expense) Income

	Six Months Ended June 30,
	2011			2010
		Percentage			Percentage
		of Total			of Total		Period-to-Period Change
	Amount	Revenue		Amount	Revenue		Amount	Percentage
	(dollars in thousands)
Interest income	$313	*	%	$240	*	%	$73	30%
Other expense	(407)	*		(75)	*		(332)	443

Total other (expense) income, net	$(94)	*	%	$165	*	%	$(259)	(157)%

*	Not meaningful
     Interest income consisted of interest income generated from the investment of our cash balances. The increase in interest income primarily reflected an increase in the average cash balance, partially offset by lower average interest rates in the six months ended June 30, 2011.
     Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The increase in expense from the first six months of 2010 to 2011 primarily reflects fluctuations in the value of the Euro and British Pound.
Provision for Income Taxes

	Six Months Ended June 30,
	2011		2010

		Percentage		Percentage	Period-to-Period Change
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$16,049	10%	$2,578	2%	$13,471	523%

     For the six months ended June 30, 2011 and 2010, our effective tax rates were 37% and 35%, respectively The lower effective tax rate in 2010 was primarily attributable to higher state investment tax credits due to significant qualifying fixed asset additions associated with the build out of our corporate headquarters.
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

     Key measures of our liquidity are as follows:

		As of and
	As of and for	for the
	the six	year
	months ended	ended
	June 30,	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents	$120,571	$91,669
Short and long-term investments	197,855	184,054
Accounts receivable, net	53,520	34,797
Working capital	349,560	278,960
Cash provided by operating activities	20,205	55,119
Cash used in investing activities	25,002	114,767
Cash provided by financing activities	33,699	60,846
     Cash, cash equivalents, short and long-term investments. Our cash and cash equivalents at June 30, 2011 were invested primarily in high quality securities and are not materially affected by fluctuations in interest rates. Our short and long-term investments consist of high quality government treasuries and bonds. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $82,000 and $837,000 at June 30, 2011 and December 31, 2010, respectively, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters in Bedford, Massachusetts as of December 31, 2010 and our sales office in Madrid, Spain as of June 30, 2011 and December 31, 2010.
     Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and related invoicing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive a cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 60 days at June 30, 2011 and 45 days at December 31, 2010. The increase in DSO at June 30, 2011 was primarily due to the overall increase in revenue and timing of shipments during the three months ended June 30, 2011.
     Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, impairment losses on property and equipment, deferred income taxes, provision for bad debts, stock-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2011 was $20.2 million and consisted of (a) $27.7 million of net income, (b) non-cash deductions of $777,000 consisting primarily of $15.3 million of stock-based compensation, $4.3 million of depreciation and amortization, $517,000 in amortization of premium/discount on investments and $103,000 in provisions for bad debts partially offset by a deduction of $19.4 million related to the tax savings from the exercise, by employees, of stock options and (c) $8.3 million used in working capital and other activities. Cash used in working capital and other activities primarily reflected uses associated with increases of $18.8 million in accounts receivable, $3.1 million in inventory and $1.7 million in other assets, partially offset by provisions associated with a $10.2 million increase in accrued expenses and other liabilities, a $2.5 million decrease in deferred product costs, a $1.3 million increase in deferred revenues, and a $1.2 million increase in accounts payable.
     Investing activities. Cash used in investing activities during the six months ended June 30, 2011 was $25.0 million, which included $219.0 million in purchases of marketable securities, $7.2 million in purchases of property and equipment and $4.2 million in cash paid for the acquisition of Newfound Communications, all partially offset by proceeds of $204.7 million from the maturities and sales of marketable securities and $755,000 from the refund of the security deposit on the lease of our corporate headquarters as part of the signed lease amendment.
     Financing activities. Net cash provided by financing activities included proceeds from the exercise of common stock options in the amount of $14.3 million during the six months ended June 30, 2011 and $19.4 million of excess tax benefits from the exercise of stock options.

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
Requirements
     Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, improvements to our leased corporate headquarters in Bedford, Massachusetts and other general purposes to support our growth. Our capital expenditures totaled $7.2 million in the six months ended June 30, 2011. We estimate capital expenditures of $7.0 — $9.0 million in the remainder of 2011.
     Contractual obligations and requirements. Our only significant contractual obligations relate to the lease of our corporate headquarters in Bedford, Massachusetts to which we relocated in July 2010 and our office facilities in Madrid, Spain.
     On June 10, 2011 we entered into a Second Amendment to Lease, or the Second Lease Amendment dated as of June 10, 2011 with MSCP Crosby, LLC, or the Landlord, to expand the premises leased by us, extend the term of the lease, dated as of November 23, 2009, or the Original Lease, and to make other modifications to the terms and conditions of the Original Lease, as amended by the First Amendment to Lease, or the First Lease Amendment, entered into by us and Landlord on and dated as of July 12, 2010.
     The premises leased pursuant to the Original Lease consisted of 123,788 rentable square feet of space in the building located at 100 Crosby Drive, Bedford, Massachusetts. We leased an additional 27,161 rentable square feet of space in the Building pursuant to the First Lease Amendment. The Second Lease Amendment expands the premises leased by us from the Landlord to 261,961 rentable square feet.
     The Term of the Original Lease is extended by the Second Lease Amendment for six years expiring on March 31, 2022. We have two options to extend the term of the lease each for an additional period of five years, with the first extension term commencing, if at all, immediately following the expiration of the term of the Original Lease, as amended, and the second extension term commencing, if at all, immediately following the expiration of the first extension term.
     Pursuant to the Original Lease, as amended by the First and Second Lease Amendments, our monthly base rent as of April 1, 2012 will be $245,292 and we are required to pay additional monthly rent in an amount equal to the our proportionate share of certain taxes and operating expenses, as further set forth in the Second Lease Amendment. Commencing on July 1, 2012, our monthly base rent will be $448,814. Our monthly base rent shall be increased from time to time, as further set forth in Section 4.3 of the Second Lease Amendment.
Off-Balance-Sheet Arrangements
     As of June 30, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the applicable period. Any differences resulting from the remeasurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of June 30, 2011, our foreign exchange exposure would have fluctuated by approximately $575,000.
Interest Rate Risk
     At June 30, 2011, we had unrestricted cash, cash equivalents and short and long-term investments totaling $318.4 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

ITEM 4. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As of June 30, 2011, we had approximately 150 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 60% and 51% of our total revenue in the three months ended June 30, 2011 and 2010, respectively, and 55% and 50% in the six months ended June 30, 2011 and 2010, respectively. Two distribution partners accounted for 27% and one for 10%, of our accounts receivable as of June 30, 2011 and December 31, 2010, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase solutions from our competitors rather than from us. Under our contracts with our distribution partners, generally products are ordered from us by the submission of purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.
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
     We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, one and three customers accounted for 12% and 35% of our total revenue in the three months ended June 30, 2011 and 2010, respectively, and two such customers accounted for 21% of our total revenue in the six months ended June 30, 2010. Additionally, we do not enter into long term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments, including U.S. Treasury securities and U.S.-backed investment vehicles.
     Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. For example, Moody’s Investors Service recently placed the United States on review for a possible downgrade of the U.S.’s AAA-rating to account for the growing risk that U.S. lawmakers fail to raise the debt ceiling and/or reduce its overall deficit. Such a downgrade could impact the stability of future U.S. treasury auctions and affect the trading market for U.S. government securities. Uncertainty surrounding U.S. congressional approval of increases to the federal debt ceiling similarly could impact the trading market for U.S. government securities or impair the U.S. government’s ability to satisfy its obligations under such treasury securities. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities as of June 30, 2011. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.
We continued to expand our operations in 2010 and the first six months of 2011. For example, during the period from January 1, 2010 through June 30, 2011, we increased the number of our employees and full-time independent contractors by 58%, from 450 to 710. We have also increased the number of our employees and full-time independent contractors located outside the United States in multiple countries and as a result we are required to comply with varying local laws for each of these new locations. In addition, our total operating expenses increased by 18% in 2008, 23% in 2009, 30% in 2010 and for the six months ended June 30, 2011 were 45% higher than for the six months ended June 30, 2010. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the present macroeconomic crisis, and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.
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
ITEM 3. Defaults Upon Senior Securities.
     None.
ITEM 4. Removed and Reserved.
ITEM 5. Other Information.
     None.
ITEM 6. Exhibits.
The following is an index of the exhibits included in this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (Commission File No. 001-33041 09781345)).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683 061103177)).
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on December 11, 2007 (Commission File No. 001-33041 071299246)).
10.1	Acme Packet, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 11, 2011 (Commission File No. 001-33041 11832370)).
10.2	Second Amendment to Lease between MSCP Crosby, LLC and Acme Packet, Inc. dated as of June 10, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2011 (Commission File No. 001-33041 11914089)).
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Acme Packet, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets,

Exhibit No.	Description
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

ACME PACKET, INC. (Registrant)
Date: July 21, 2011	By:	/s/ Andrew D. Ory
Andrew D. Ory
President and Chief Executive Officer (Principal Executive Officer)

Date: July 21, 2011	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer (Principal Financial Officer)