Form 10-Q/A
period 2011-06-30
ACME PACKET INC
filed 2011-08-19
CIK 1130258

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

EXPLANATION OF AMENDMENT
The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities Exchange Commission on July 21, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following financial and related information from Acme Packet, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (1) the unaudited Condensed Consolidated Balance Sheets (2) the unaudited Condensed Consolidated Statements of Income, (3) the unaudited Condensed Consolidated Statements of Cash Flows, and (4) the unaudited Notes to Condensed Consolidated Financial Statements.
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

ITEM 6. Exhibits.
The following is an index of the exhibits included in this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (Commission File No. 001-33041 09781345)).*

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683 061103177)).*

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on December 11, 2007 (Commission File No. 001-33041 071299246)).*

10.1	Acme Packet, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 11, 2011 (Commission File No. 001-33041 11832370)).*

10.2	Second Amendment to Lease between MSCP Crosby, LLC and Acme Packet, Inc. dated as of June 10, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2011 (Commission File No. 001-33041 11914089)).*

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Previously filed or incorporated by reference into Acme Packet, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed on July 21, 2011)

**	Furnished with this Form 10-Q/A

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC. (Registrant)
	By:	/s/ Andrew D. Ory
Date: August 19, 2011		Andrew D. Ory
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer (Principal Financial Officer)