Form 10-K
period 2011-12-31
ACME PACKET INC
filed 2012-02-17
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2011, was $3,864,508,741. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

67,994,010 shares of the registrant’s common stock were outstanding as of February 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21 E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to attract and retain customers;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our financial performance;

•	our expectations regarding our revenue, cost of revenue and our related gross profit and gross margin;

•	our development activities, expansion of our product offerings and the emerging opportunities for our solutions;

•	our position in the session delivery network solutions market and our competitors;

•	the effect of the worldwide economy on the demand of our products;

•	the expectations about our growth and acquisitions of new technologies;

•	the demand for and the growth of worldwide revenues for session delivery network solutions;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufacturers;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;

•	the advantages of our technology as compared to that of our competitors;

•	our expectations regarding the realization of recorded deferred tax assets; and

•	our cash needs.

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

Overview

Acme Packet, Inc. is the leader in session delivery network solutions which enable the trusted, first class delivery of next-generation voice, video, data and unified communications services and applications across Internet Protocol, or IP, networks.

A session delivery network helps individuals and organizations overcome the limitations inherent in using the Internet, or other best-efforts, unsecured IP networks, for session-based voice, video, data, unified communications and collaboration. A session delivery network “layers” complementary intelligence and controls “over” an IP transport network composed of IP routers and Ethernet switches. With the IP transport network providing basic packet routing and delivery services, the “overlay” session delivery network provides critical session border control and session management functions that ensure prioritized, secure and trusted delivery of a broad range of services and applications encompassing voice, video, data, and unified communications and collaboration.

Session delivery networks are comprised of several different product categories that work together to deliver trusted, first class services and applications. Acme Packet is the world’s leading provider of session border controllers, or SBCs, that are the cornerstones of session delivery networks. SBCs control session delivery across defined border points where IP networks connect, known as network borders. SBCs are deployed at network borders between two service providers or between a service provider and its enterprise, residential or mobile customers.

In addition to SBCs, session delivery networks need additional products to perform critical roles:

•	Session manager, or SM, manages user access and interface application servers;

•	Multiservice security gateway, or MSG, secures session delivery of data and voice services over untrusted Internet and wireless fidelity, or WiFi, access networks;

•	Diameter signaling controller, or DSC, controls diameter signaling within long-term evolution, or LTE, networks and enable LTE data and voice session roaming;

•	Session-aware load balancer, or SLB, scales border control for SBC, MSG and DSC deployments;

•	Session routing proxy, or SRP, routes sessions to/from access and interconnect borders;

•	Application session controller, or ASC, enables Web 2.0 server applications to initiate and control sessions; and

•	Session recorder, or SR, performs session recording for the session delivery network.

Acme Packet’s session delivery network solutions are used by over 1,600 Acme Packet customers in 107 countries. Our customers include fixed line, cable, mobile, transit and over-the-top, or OTT, communication service providers, as well as enterprises, contact centers and government organizations.

We sell our products and support services through over 220 distribution partners and through our direct sales force. Our distribution partners include many of the largest networking and IP communications equipment vendors throughout the world.

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

Industry Background

Service providers traditionally have delivered voice and data services over two separate networks: the public switched telephone network, or PSTN, and the Internet. Similarly, enterprises have traditionally used the PSTN for voice services and the Internet for data applications. The PSTN provides high reliability and security but is costly to operate and is limited in its ability to support high bandwidth video and other interactive multimedia services. The Internet is capable of cost effectively transmitting any form of traffic that is IP-based, including interactive voice, video and data, but it transmits traffic only on a best efforts basis, because all forms of traffic have the same priority. Therefore, the Internet attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. Internet based services are also subject to disruptive and fraudulent behavior, including identity theft, viruses, unwanted and excessively large input data, known as SPAM, and the unauthorized use and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking.

Both service providers and enterprises are migrating to a single IP network architecture to serve as the foundation for their next generation voice, video, multimedia and data services and applications. In order to provide trusted, secure and high quality interactive communications on a converged IP network, service providers and enterprises must be able to control the communications flows that comprise communication sessions.

Evolution to a Converged IP Network

IP networks can be designed and operated more cost effectively than the PSTN. In addition, IP networks are capable of delivering converged voice, video and data services and applications. Service providers are seeking to provide these next-generation services to enhance their profitability by generating incremental revenue and by reducing subscriber turnover. Enterprises are searching for ways to unify their communications by seamlessly integrating voice, video, instant messaging and collaboration while reducing costs. Managing two distinct networks, the PSTN and an IP network, is not a viable economic alternative. As a result, service providers and enterprises have begun to migrate to a single IP network architecture to serve as the foundation for their next-generation services and applications. In order to successfully transition to a single IP network, however, they must maintain the same reliability, quality and security that have for decades exemplified their delivery of voice services.

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

A session is a communications interaction that has a defined beginning and end, and is effective only when transmitted in real time without latency or delays. In order to enable a session-based communication, control of the session from its origination point to its defined end point is required. No single IP network extends far enough to enable that level of control and the Internet lacks the fundamental quality of service and security mechanisms necessary to consistently deliver the security and quality of real time multimedia communications that consumers and businesses require. In order to gain the trust of users, service providers and enterprises must be able to assure secure and high quality interactive communications across one or more networks.

The Need for a New IP Overlay Network – the Session Delivery Network

Delivering Session-based Communications

In order to deliver trusted secure and high quality interactive communications, IP networks must be able to manage and integrate the communication flows that comprise a session. Each session includes three sets of bidirectional communication flows:

•	Session signaling messages, which are used to initiate, modify or terminate a session;

•	Media streams, which are data packets containing the actual media being exchanged; and

•	Media control messages, which are used to compile information to report on quality of service levels.

A session is initiated using signaling messages. These messages establish a virtual connection between the participants’ personal computers, IP phones, smart phones, tablets or other IP devices. In addition, they negotiate the IP addresses used for the session’s media streams and control messages as well as the algorithms, referred to as codecs, used to digitize analog voice and video. Various codecs are required for voice and video, and they involve trade-offs between quality and bandwidth efficiency. Once the call is initiated, media streams and control messages flow in both directions between participants. Signaling messages also are used to transfer a call, place a call on hold and terminate a session.

The delivery of session-based communications is complicated by the following characteristics of today’s IP networks:

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

Our Solution

Our session delivery network solutions provide controls in five areas:

•

Security — Our products protect themselves, softswitches, IP multimedia subsystem, or IMS, cores, IP Private branch exchanges, or PBXs, unified communication, or UC, servers and other service delivery infrastructure elements, as well as customer networks, systems and relationships. This includes denial or service/distributed denial of service, or DoS/DDoS, protection from malicious attacks and non-malicious overloads. They authenticate and authorize users, discover user location and exchange this information with other network elements. Our products ensure session privacy.

•

Service and application interoperability and control — Our products’ proven interoperability maximizes the different types of applications, networks and devices supported and enables data applications to initiate and control communications. Our products also enable sessions to traverse existing data firewall devices, bridge private networks using overlapping IP addresses and virtual private networks, or VPNs, mediate between different signaling, transport and encryption protocols, convert between incompatible codecs, and translate signaling layer telephone numbers, addresses and response codes.

•

Service level agreement assurance — Our products play a critical role in assuring service capacity and quality. They enable data center disaster recovery and perform admission control to ensure that both the network and service infrastructure has the capacity to support a session with high quality. They perform optimal load balancing for session signaling elements and application servers. Our products also monitor and report actual session quality to determine compliance with performance specifications set forth in service level agreements between service providers and enterprises, and their external or internal customers. They also enable contact centers to record calls and sessions for quality assurance.

•

Regulatory compliance — Our products enable compliance with government mandated regulations worldwide, including emergency services such as E-9-1-1, national government priority services such as Government Emergency Telecommunications Service, or GETS, and lawful intercept such as the Communications Assistance for Law Enforcement Act, or CALEA, in the United States, or U.S. They also enable enterprises to record calls for regulatory compliance.

•

Cost and revenue management — Our products enable organizations to increase revenues and control costs by protecting against both bandwidth and quality of service theft, by routing sessions optimally to minimize costs and by providing accounting, charging and related mechanisms to maximize billable sessions.

Our Strategy

Principal elements of our strategy include:

•

Continuing to satisfy the evolving session delivery network requirements of enterprises and fixed-line, mobile and over-the-top service providers. Our network deployments position us to gain valuable knowledge that we can use to expand our product portfolio and enhance our products’ features and functionality. We may develop new products organically or through selective acquisitions.

•

Implementing new technologies to enhance product performance and scalability. We will seek to leverage new technologies as they become available to increase the performance, capacity and functionality of our product family, as well as to reduce their costs.

•

Investing in quality and responsive support. As we broaden our product family and increase the capabilities of our session delivery network solution, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

•

Facilitating and promoting service interconnects and federations among our customers. We intend to drive increased demand for our products by helping our customers to extend the reach of their services and applications and, consequently, to increase the value of their services to their users.

•

Leveraging distribution partnerships to enhance market penetration. We will continue to invest in training and tools for our distribution partners’ sales, systems engineering and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

•

Actively contributing to architecture and standards definition processes. We will utilize our breadth and depth of experience with session delivery network deployments to contribute significantly to organizations developing standards and architectures for next generation IP networks.

Our Session Delivery Network Products

Acme Packet’s session delivery network solutions are architected using one or more products within our Net-Net product family.

Session border controllers

Session border controllers, or SBCs, are the cornerstones of session delivery networks. SBCs provide critical control functions in the delivery of high quality interactive communications, voice, video and unified communications, across IP network borders. A “session” is any real-time, interactive voice, video or multimedia communication using IP session-layer signaling protocols such as session initiation protocol, or SIP, H.323, media gateway control protocol, or MGCP, Megaco/H.248, message session relay protocol, or MSRP, and real time streaming protocol, or RTSP. The “border” is any IP to IP network border such as those between service provider and enterprise, residential or mobile customer/subscriber; between two service providers, or between enterprise and service provider managed networks and the public untrusted, unmanaged Internet. The “control” functions satisfy requirements in the areas of security, interoperability, availability, quality and regulatory compliance.

Acme Packet’s Net-Net SBC product family includes the Net-Net Session Director, or SD, Net-Net Signaling Firewall, or SF, and Net-Net Border Gateway, or BG. The Net-Net SD integrates signaling and media controls in a single standalone system, while the Net-Net SF and Net-Net BG operate as “decomposed” SBCs. The Net-Net SF delivers security and other SIP signaling controls. The Net-Net BG operates in tandem with an external signaling element to control only the media within interactive communications sessions.

Session managers

Session managers are centralized signaling elements in both service provider and enterprise networks that interface employee/subscriber databases and application servers to the session delivery network. They support user authentication, authorization, registration and location discovery; application orchestration; session routing and accounting/charging services.

Acme Packet’s Net-Net SIP Multimedia-Xpress, or SMX, adds core IP Multimedia Subsystem, or IMS, session manager functions to Acme Packet’s Net-Net access SBC to create an integrated session delivery solution. Net-Net SMX reduces the complexity and cost of delivering high value, revenue generating SIP multimedia services and applications for fixed line, cable, mobile and over the top service providers as well as large enterprises.

Multiservice security gateways

Multiservice security gateways, or MSGs, securely connect subscribers using the untrusted Internet or WiFi access networks to their mobile voice and data services. As a “gateway” they are deployed at the border between the mobile network and the Internet or WiFi access network. They are “multiservice” in that they transport both voice and data services and address a wide array of fixed mobile convergence solutions, including unlicensed mobile access, or UMA, and SIP, WiFi and femto/picocell access points. The “security” function authenticates endpoints, secures the voice and data traffic within Internet Protocol Security, or IPsec, tunnels to ensure privacy and protect against theft, and defends against DoS/DDoS attacks on the mobile service infrastructure at the transmission control protocol/Internet Protocol, or TCP/IP, and IPsec networking levels to deliver non-stop service.

Acme Packet’s Net-Net Security Gateway offers industry-leading security gateway capabilities in terms of architectural flexibility, capacity, performance, functionality, carrier-class availability and manageability.

Diameter signaling controllers

Diameter signaling controllers, or DSCs, enable the exchange of this critical subscriber profile information within service provider LTE and IMS networks and across LTE network borders. More specifically, diameter signaling messages are used to exchange subscriber authentication, authorization and location information among different LTE and IMS network elements. For each subscriber data, voice, video or multimedia session, diameter signaling is used to exchange quality-of-service and charging information. By aggregating and controlling diameter signaling messages, DSCs streamline LTE and IMS network deployments, assuring service availability and security.

Acme Packet’s Net-Net Diameter Director leverages Acme Packet’s Net-Net OS software to offer industry-leading DSC capabilities in terms of signaling control, security, scalability, dynamic routing and carrier-class availability. Net-Net Diameter Director supports multiple applications including core diameter routing and overload control, LTE data and voice over LTE, or VoLTE, roaming and federated service delivery.

Session-aware load balancers

Session-aware load balancers, or SLBs, are used to scale the capacity of access SBCs, interconnect SBCs, MSGs and interconnect DSC deployments at network borders. SLBs provide a single point of contact, for example, an IP address, for a service provider’s own subscribers or sessions coming from other networks. SLBs then dynamically and adaptively load balance traffic across two or more SBC, MSG or DSC elements. While the exact load balancing algorithms are different for SBC, MSG and DSC clusters, SLBs are “session-aware” as traffic is only re-balanced when there is no active session, dialog or transaction in process. Load balancing decisions incorporate a number of parameters including system capacity and current system load, availability and health score.

Acme Packet’s Net-Net SLB features carrier-class high-availability to ensure no loss of active sessions in the event of single system failures. Deployed in a high-availability pair, the Net-Net SLB checkpoints configuration and cluster state. The Net-Net SLB and its associated clusters provide a superior solution in terms of scalability, dynamic adaptive load balancing, redundancy and management compared to traditional Layer 3/Layer 5 web server load balancers and SIP redirect servers.

Session routing proxies

Session routing proxies, or SRPs, centralize and consolidate routing control for SIP-based voice, video, instant messaging and multimedia sessions. SRPs direct traffic to and from other SIP signaling elements in the network including mobile switching centers, CLASS 4 and 5 softswitches, call serving control functions servers and access and interconnect session border controllers. SRPs reduce costs by addressing scaling problems when SIP routing decisions become complex and require a dynamic, real-time routing decision for each individual session for multiple sources and destinations within a network.

Acme Packet’s Net-Net Session Router is the core element in our Open Session Routing, or OSR, architecture and works in conjunction with a world-class ecosystem of routing database products and services from Acme Packet partners. An evolutionary leap over distributed routing architectures using mobile switching centers, or MSCs, and softswitches, the Net-Net Session Router and OSR dramatically boost network efficiency and intelligence while reducing capital and operational expenditures.

Application session controllers

ASCs enable enterprises to streamline business processes by integrating their applications with IP communications services. By adding interactive voice, video, instant messaging and multimedia communications to applications, enterprises can eliminate inefficiencies and improve collaboration, productivity and customer service. Use case examples include:

•	Automate voice drop or blast messaging in financial trading applications with logging for regulatory compliance;

•	Add voice communications to customer relationship management, or CRM, salesforce automation, or SFA, or help desk solutions to enhance customer interactions and boost sales and support;

•	Incorporate location-based and presence-based communications into internal business processes to improve collaboration and streamline approval processes and decision making;

•	Add click-to-talk or click-to-chat features to customer-facing web pages to improve sales and customer service; and

•	Broadcast emergency notifications or deliver customized announcements and reminders for deliveries, appointments or logistics.

Acme Packet’s Net-Net ASC is an advanced middleware platform that leverages existing Web development frameworks and toolsets to communications-enable business processes or web pages. It supports a wide range of IP communications infrastructure vendors and systems. The Net-Net ASC can be deployed by the enterprise or offered as a service provider hosted service.

Session recorders

Session recorders, or SRs, are designed to record IP voice, video, chat and unified communications sessions for regulatory compliance and contact center quality assurance. Session recorders also enable service providers to offer new cloud-based session recording services for their SIP trunking or hosted UC service customers.

Acme Packet’s Net-Net Interactive Session Recorder, or ISR, is a complete software-based IP session recording solution that records, stores and archives voice, video and multimedia communications. The Net-Net ISR overcomes the limitations of traditional call recording solutions by managing any form of IP-based interactive communications, not just voice calls. With flexible, open Web 2.0 application programming interfaces, or APIs, the Net-Net ISR enables users to quickly and easily integrate session recording into business applications.

Acme Packet Net-Net Platforms

Acme Packet’s Net-Net family of products are supported on Acme Packet’s purpose-built hardware platforms, on certified dedicated Linux servers, in certified Virtual Machine, or VM, environments and on third party platforms offered and supported by Acme Packets other equipment manufacturing, or OEM, partners. This choice of platforms satisfies a broad range of performance, capacity, bandwidth and price requirements.

Acme Packet purpose-built hardware platforms

Net-Net 3820

The Net-Net 3820 is a flexible platform for small to mid-sized service providers, government defense and security–focused agencies, small to medium enterprises and smaller sites within larger organizations. Hardware-based transcoding, encryption and quality of service, or QoS, measurement options deliver high-end SBC functionality on this one rack unit, or RU, platform. The Net-Net 3820 supports our Net-Net SD and SF SBC product configurations, as well as our Net-Net Session Router SRP and Net-Net SMX on Acme Packet’s custom hardware to meet the critical requirements for next generation session delivery networks.

Net-Net 4500

This carrier-class platform delivers unmatched performance and configuration capabilities in a one RU form factor. Optional hardware-based transcoding, high-capacity encryption and QoS measurement position the Net-Net 4500 for deployment in a wide variety of IP communications services and applications. The Net-Net 4500 supports all Acme Packet SBC, SM, SLB, MSG, DSC and SRP product configurations. It offers rich functionality, architectural flexibility and signaling protocol breadth, and satisfies all of the performance, capacity, availability and manageability requirements of service providers, enterprises, government organizations and contact centers.

Net-Net 9200

The Net-Net 9200 offers high levels of performance, availability and capacity for service provider and large enterprise VoIP/UC deployments in a single 7 RU chassis-based system. The multiprocessor Net-Net 9200 platform supports our Net-Net Session Director SBC configuration. It enables high performance, hardware-assisted transcoding and transrating for a wide selection of wireline and wireless codecs.

Net-Net 14000

The Net-Net 14000 is a highly-scalable solution for large next-generation service providers. Based on industry-standard Advanced Telecommunications Computing Architecture, or ATCA, the Net-Net 14000 supports Acme Packet’s SBC, SM, SLB, MSG, DSC and SRP product configurations. It integrates Acme Packet’s custom hardware as ATCA compliant front card and rear transition modules to minimize cost of ownership while offering per-module or per-shelf configuration flexibility that easily supports millions of subscribers per shelf.

Acme Packet certified dedicated Linux servers and VM environments

Acme Packet products that provide core session delivery network functions operating inside data centers are available as software products for Acme Packet certified x86 servers and Virtual Machine environments. This includes the Net-Net SMX, SG, SR, ASC and ISR. Low capacity, yet easily deployable, enterprise and service provider Net-Net SD SBC configurations are also available as software products. Acme Packet certification ensures trouble-free installation and operation.

Management Systems

Net-Net Central

Acme Packet’s Net-Net Central, our next-generation management platform for service providers and enterprises, delivers highly-scalable configuration and fault, performance and security management for Acme Packet’s session delivery networks. Its flexible high-availability architecture accommodates small to very large networks and provides extensibility for hosting advanced management application add-ons. Through its dashboard and multiple configuration views, Net-Net Central facilitates flow-through provisioning, capacity planning and comprehensive performance and fault-monitoring with “at-a-glance” status indicators that simplify real-time network-wide management. Through standard interfaces, Net-Net Central also integrates with OSS/BSS ecosystems to deliver advanced service fulfillment, service assurance, billing and mediation. Net-Net Central currently offers two management applications, Element Manager and Route Manager.

Element Manager is used to configure, monitor and collect statistics from Acme Packet network elements. Element Manager supports all Acme Packet products and is a standard Net-Net Central management application. Element Manager, which provides configuration, fault and performance management, is accessed via Net-Net Central’s browser-based graphical user interface.

Route Manager consolidates and automates the management and distribution of routing information for Acme Packet SBCs and SRPs. Utilizing Net-Net Central’s intuitive, easy-to-use, browser-based graphical user interface, Route Manager can automatically distribute routing information to all or specific subsets of SBCs and SRPs in the network.

Support and Services

We believe that the provision of a broad range of professional support services is an integral part of our business model. We offer services designed to deliver comprehensive support to our customers and distribution partners through every stage of our products’ deployment. Our services can be categorized as follows:

Professional Services. Our professional services group provides pre-installation services, such as planning, consulting and network engineering and design, as well as configuration and network integration services.

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

We had 215 employees dedicated to providing these services as of December 31, 2011 as compared to 169 employees as of December 31, 2010. We believe our commitment to servicing our customers provides us with a competitive advantage by helping us to retain customers and to identify new product opportunities.

Sales and Marketing

We market and sell our products and support services indirectly through our distribution partners and directly through our sales force. Our sales and marketing team consisted of 203 employees and full time contractors as of December 31, 2011 as compared to 150 employees as of December 31, 2010.

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

Direct Sales. Our direct sales team, with assistance from our marketing organization, sells directly to service providers and enterprises worldwide. We maintain sales offices in Bedford, Massachusetts; Beijing, China; Madrid, Spain; Ipswich, United Kingdom; Seoul, South Korea and Tokyo, Japan. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Russia, Saudi Arabia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the U.S.

Indirect Distribution Partners

We utilize three different types of indirect distribution partners: value-added system resellers, distributors and original equipment manufacturers, or OEMs, to support our existing customers and to acquire new customers for our products and technology. Value-added system resellers purchase systems comprised of our software and hardware, integrate other value-added products and services, and resell the combined solution to end-user customers. Our distributors resell our systems to secondary value-added system resellers that do not have a direct purchasing relationship with us. OEMs who participate in the Powered by Acme Packet Program, such as Avaya Worldwide Services Inc. and Hewlett-Packard Company, can embed Net-Net OS SBC OEM software into a wide range of hardware platforms, including IP PBXs, unified communications servers, multiservice business gateways, firewalls and routers. The Acme Packet brand is a visible secondary brand in these solutions

The agreements with our indirect distribution partners typically have durations of one to three years and provide for a full spectrum of sales and marketing services, implementation services, technical and training support and warranty protection. They do not contain minimum sales requirements. We follow a standard contracting process with our indirect distribution partners. The first time a distribution partner places an order for any of our products, we enter into a master agreement that contains general terms and conditions applicable to all purchases or licensing of our products. By entering into this type of distribution partner agreement with us, a distribution partner does not become obligated to order or purchase any fixed or minimum quantities of our products. Our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products ordered and the delivery date and other applicable delivery terms. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from distribution partners have been insignificant to date. As of December 31, 2011, we had over 220 distribution partners. Our partners include many of the largest networking, telecommunications equipment vendors and systems integrators in the world, as well as regionally focused organizations.

Customers

Our products and services have been selected by more than 1,600 end-user customers in 107 countries. These end-user customers have either purchased products or services directly from us or have purchased our products through one of our distribution partners. Our end-user customers include incumbent and competitive local exchange and long distance providers, international service providers, cable operators, Internet telephony service providers, voice application service providers, wireless service providers, enterprises, contact centers, universities and government agencies. In addition to these many different customer profiles, our end-user customers reflect different services and applications, network types, business models and countries.

Revenue from customers located outside the U.S. and Canada represented 42% of our total revenue in 2011, 38% of our total revenue in 2010 and 46% of our total revenue in 2009. The following is a list of our customers who accounted for at least 10% of our net revenue for the applicable period indicated below:

Year Ended December 31,
2011	2010	2009
Nokia Siemens Networks – 14%	Verizon Business Services – 12%	Alcatel-Lucent – 15%
	Alcatel-Lucent – 10%	Nokia Siemens Networks – 14%

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

Research and Development

Continued investment in research and development is critical to our business. We have assembled a team of 246 engineers as of December 31, 2011, as compared to 183 employees as of December 31, 2010, with expertise in various fields of communications and network infrastructure. Our research and development organization is responsible for designing, developing and enhancing our software products and hardware platforms, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party hardware and software products. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems. In addition, we have invested significant time and financial resources into the development of our Net-Net family of products.

Research and development expense totaled $51.5 million for 2011, $35.6 million for 2010 and $28.2 million for 2009.

Manufacturing

We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 3800 and 4500 series of products to Plexus Corporation and Benchmark Electronics, Inc. We subcontract all of the manufacturing of our Net-Net 9200 series of products to Plexus Corporation. We subcontract all of the manufacturing of our Net-Net 14000 series of products to Benchmark Electronics, Inc. We have written agreements with Plexus Corporation and Benchmark Electronics, Inc. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other delivery terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules. In addition, we cannot be certain or provide any assurance that our manufacturers will accept all of our purchase orders, or any of them, and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications.

Although there are multiple sources for most of the component parts of our products, some of the network processors, traffic managers, microprocessors and network search engines used in our product are sourced from limited or, in some cases, single sources. For example, our contract manufacturers purchase through electronics distributors, various types of network processors, traffic managers, microprocessors, network search engines and field programmable gate arrays from various component manufacturers, including Altera Corporation, Applied Micro Circuits Corporation, Broadcom Corporation, Cavium, Inc., Marvell Semiconductor, Inc., Mindspeed Technologies, Inc., Intel Corporation, Micron Technology, Inc., Exar Corporation, Netlogic Microsystems, Inc., and Xilinx, Inc., which are presently our contract manufacturers’ sole sources for these particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. We regularly monitor the supply of the component parts and the availability of alternative sources. Also, we have entered into arrangements with a few electronics distributors which require the electronics distributors to establish and maintain at least three months’ inventory of certain key components and, at the request of our contract manufacturers, to supply all or a portion of the key components held pursuant to this arrangement to our contract manufacturers for use in the manufacture of our products. Our contractual arrangements with the electronics distributors do not provide for the electronics distributors to enter into any contract with any of these component manufacturers to guarantee the supply of these key components. Our contract manufacturers provide forecasts to the electronics distributors of our manufacturers’ requirements of these key components. These electronics distributors use the forecasts to source the key components from time to time, to the extent that these key components are available from the applicable component manufacturers, with the objective of maintaining at all times at least three months’ supply of these key components available for delivery to our contract manufacturers. When our contract manufacturers require certain key components for use in the manufacture of our products, we direct them to issue purchase orders to the applicable electronics distributor and, if the applicable electronics distributor has the requested quantities of these key components on hand, the electronics distributor accepts will accept the purchase order issued by our contract manufacturers and supplies the quantities of the key components covered by the purchase order. Despite these arrangements, we cannot be certain or provide any assurance that the applicable component manufacturers will accept all of the purchase orders, or any of them, issued by these electronics distributors and agree to supply any of the quantities of these components requested by these electronics distributors. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months’ inventory of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of these key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers’ requirements.

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

Competition

The market for session delivery network solutions is competitive and continually evolving. While we believe we are currently the market leader in the SBC category, we expect competition to persist and intensify in the future as the SBC market grows and gains greater attention. We believe we can leverage our leadership in SBCs, the cornerstones of the session delivery network, into a leadership in the other session delivery network product categories over time.

We believe the following requirements frame the basis of competition in the market:

•	Specific customer experience and traction in relevant markets segments and relevant service and application delivery;

•

Innovative and proven product capabilities encompassing function breadth, feature depth, interoperability, performance, capacity, management tools, choice of hardware-based or software only platforms and pricing; and

•	Quality of support ranging from architecture planning to enhancement requests to on-going maintenance.

Our competitors vary by market segment and by product category. In the service provider market overall, our primary competitors include GENBAND Inc., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd., Metaswitch Networks Ltd. and Sonus Networks Inc. In the enterprise market our primary competitor is Cisco Systems, Inc. We believe we can compete successfully with all of these companies based upon our ability to address the requirements identified above. We also believe our products are priced competitively. As the market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers including some of our distribution partners.

Some of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

Intellectual Property

Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

As of December 31, 2011, we have been issued twenty-one U.S. patents and we had seven U.S. utility patent applications pending, as well as counterparts pending in other jurisdictions around the world. Our three registered trademarks in the U.S. are “Acme Packet,” “Net-Net” and “Acme Packet Session Aware Networking.” Internationally, we have eleven registered trademarks, have been issued thirty-six patents and have eight pending patent applications.

In addition to the protections described above, we generally control access to, and use of, our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright laws. We also incorporate a number of third party software programs into our Net-Net products pursuant to license agreements.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that in the future, we may be advised by third parties of information that could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. Internationally, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors — Claims by other parties that we infringe their proprietary technology that could force us to redesign our products or to incur significant costs.”

We license our software pursuant to agreements that impose restrictions on customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements, and by restricting access to our source code. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

Employees

As of December 31, 2011, we had 752 employees and full-time independent contractors, consisting of 203 employees and full-time independent contractors engaged in sales and marketing, 246 employees engaged in research and development, 215 employees and full-time independent contractors engaged in professional support services, 38 employees engaged in manufacturing, and 50 employees engaged in finance and administration. A total of 179 employees and full-time independent contractors were located outside of the U.S. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our current employee relations to be good.

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

As widely reported, financial markets in the U.S., Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others and the European sovereign debt crisis. Governments have taken unprecedented actions intended to address extreme market conditions, such as the severe restrictions on credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect our business in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in demand for our products and services. Our customers’ ability to pay for solutions purchased from us may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.

Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. Our success depends on our ability to effectively plan and manage our resources through rapidly fluctuating economic market conditions. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. Should these economic conditions result in our not meeting our revenue growth objectives, it may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

If our quarterly revenue, earnings or other operating results fall below the expectations of securities analysts or investors, the price of our common stock could decrease substantially. Our operating results can vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Generally, purchases of communications equipment by services providers, enterprises, governments and contact centers have been unpredictable and clustered, rather than predictable and steady, they frequently build out and update their communications networks in stages. In addition, the following factors, among others, can contribute to the unpredictability of our quarterly operating results:

•	fluctuations in demand for our products, and the timing and size of customer orders;

•	the length and variability of the sales and deployment cycles for our products, and the corresponding timing of recognizing revenue;

•	general economic conditions, as well as those specific to the communications, networking and related industries;

•	new product introductions and enhancements by our competitors or us;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in our third-party manufacturing costs or in the prices of components and materials used in our products;

•	our ability to develop, introduce and deploy new products and product enhancements that meet customer requirements in a timely manner;

•	our ability to obtain sufficient supplies of limited source components or materials; and

•	our ability to attain and maintain production volumes and quality levels for our products.

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

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. As we have experienced in the past, it is possible that in some future quarters our operating results will be below the expectations of securities analysts and investors. In this event, the price of our common stock could decrease substantially.

We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example one such customer accounted for 14% of our total revenue in 2011 and two such customers accounted for 22% of our total revenue in 2010. Additionally, we do not enter into long term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

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

As a result of the lengthy and uncertain sales and deployment cycles for our products, it is difficult for us to predict the timing in which our customers may purchase additional products or features from us, and our operating results may vary significantly from quarter to quarter, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows and stock price.

Sales to the service provider market are especially volatile, and fluctuations in sales orders from this industry may harm our operating results and financial condition.

Sales to the service provider market have been characterized by large and sporadic purchases, in addition to longer sales cycles. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, financial condition and stock price. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. Some of our current or prospective customers have and may in the future cancel or delay spending on the development or roll-out of capital and technology projects with us due to the continuing economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, the current negative worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. All these factors can add further risk to business conducted with service providers.

The market for SBCs is competitive and continually evolving, and if we are not able to compete effectively, we may not be able to continue to expand our business as expected and our business may suffer.

Although relatively new, the market for SBCs is competitive and continually evolving. We expect competition to persist and intensify in the future as the SBC market grows and new and existing competitors devote considerable resources to introducing and enhancing products. Our competitors vary by market segment, service provider vs. enterprise, and by session delivery network product category. In the service provider market overall, our primary competitors include GENBAND Inc., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd., Metaswitch Networks Ltd. and Sonus Networks Inc. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements and our comprehensive service and support.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the Securities and Exchange Commission, or SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize revenue for certain of our sales of hardware and software products, as well as our service offerings in accordance with the Accounting Standards Codifications for multiple element arrangements and software revenue recognition. The FASB, and the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in licensing arrangements such as ours. Future interpretations of existing accounting standards, or changes in our business practices could result in future changes in our revenue recognition accounting policies that may have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the future we may have to defer recognition for license fees due to several factors, including whether a transaction involves:

•	software arrangements that include undelivered elements for which we do not have vendor specific objective evidence of fair value;

•	requirements that we deliver services for significant enhancements and modifications to customize our software for a particular customer; or

•	material acceptance criteria.

Because of these factors and other specific requirements under accounting principles generally accepted in the U.S. for multiple element arrangements and software revenue recognition, we must have very precise terms in our arrangements in order to recognize revenue when we initially deliver our solutions or perform our services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we sometimes accept terms and conditions that do not permit revenue recognition at the time of delivery. There can be no assurance that the outcomes from these continuous interpretations will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Because we derive a significant portion of our revenue from interactive communications service providers, our operating results will suffer if the interactive communications industry experiences an economic downturn.

We derive a significant portion of our revenue from the communications industry. Our future success depends upon the continued demand for IP communications equipment by service providers, enterprises, governments and contact centers. The communications industry is cyclical and reactive to general economic conditions. Economic conditions worldwide have, from time to time, contributed to slowdowns in the communications industries and networking industries at large. In the past, worldwide economic downturns, pricing pressures and deregulation have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings caused delays and reductions in capital and operating expenditures by our customers. These delays and reductions, in turn, could reduce demand for communications products like ours. A reoccurrence of these industry patterns, as well as general domestic and international economic conditions and other factors that reduce spending by companies in the communications industry, may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses may be adversely affected.

As of December 31, 2011, we had more than 220 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 60% and 48% of our total revenue in 2011 and 2010, respectively, while one distribution partner represented 28% and 10% of our accounts receivable as of December 31, 2011 and 2010, respectively. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase solutions from our competitors rather than from us. Under our contracts with our distribution partners, generally products are ordered from us by the submission of purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

Moreover, if we are unable to leverage our sales, support and services resources through our distribution partner relationships, we may need to hire and train additional qualified sales, support and services personnel. There can be no assurance that we will be able to hire additional qualified sales, support and services personnel in these circumstances and our failure to do so may restrict our ability to generate revenue or release our products on a timely basis. Even if we are successful in hiring additional qualified sales, support and services personnel, we will incur additional costs and our operating results, including our gross margin, may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and, including U.S. Treasury securities and U.S.-backed investment vehicles.

Our cash, cash equivalents and investments are held in a variety of interest bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. For example, in August 2011, Standard and Poor’s downgraded the U.S.’s credit rating to account for the risk that U.S. lawmakers would fail to raise the debt ceiling and/or reduce its overall deficit. Such a downgrade could continue to impact the stability of future U.S. treasury auctions and affect the trading market for U.S. government securities. Uncertainty surrounding U.S. congressional action or inaction could impact the trading market for U.S. government securities or impair the U.S. government’s ability to satisfy its obligations under such treasury securities. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities as of December 31, 2011. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have made and may undertake additional acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of our growth strategy, we have acquired two companies as of December 31, 2011 and may continue to do so in the future. In January 2011, we acquired Newfound Communications, Inc., a privately held company located in Lawrence, Massachusetts, which provides call recording, interactive voice response, or IVR, and dialing solutions for the telecommunications industry. In April 2009, we acquired Covergence Inc. Whether we realize the anticipated benefits from these transactions will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection with this acquisition. Accordingly, our results of operations could be adversely affected from the transaction related charges, amortization of intangible assets and charges for impairment of long term assets and there can be no assurance that this transaction will be successful.

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

We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 3800 and 4500 series of products to Plexus Corporation and Benchmark Electronics, Inc. We subcontract all of the manufacturing of our Net-Net 9000 series of products to Plexus Corporation and TTM

Technologies, Inc. We subcontract all of the manufacturing of our Net-Net 14000 series of products to Benchmark Electronics, Inc. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules.

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

Certain key components used in the manufacture of our products are sourced from single or, in some cases, limited sources. For example, the third parties that we hire to manufacture our products, or contract manufacturers, purchase through electronics distributors various types of network processors, traffic managers, microprocessors and network search engines. Specifically, Altera Corporation, Applied Micro Circuits Corporation, Broadcom Corporation, Cavium, Inc., Exar Corporation, Intel Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., Mindspeed Technologies, Inc., Netlogic Microsystems, Inc., and Xilinx, Inc. are presently the sole sources for particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. Our contractual arrangements with our electronics distributors do not provide for these electronics distributors to enter into any contract with any component manufacturer to guarantee the supply of these key components. We have entered into arrangements with our contract manufactures and electronic distributors to source key components. Despite these arrangements, we cannot be certain or provide any assurance that the component manufacturers will accept any or all of the purchase orders, issued by the electronics distributors and agree to supply any or all of the quantities requested. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months’ supply of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of the key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers’ requirements. Additionally, if our contract manufacturers underestimate our component requirements, or if we fail to accurately predict our manufacturing requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. In light of the recent downturn in the global economic conditions, there is also the risk that these electronics distributers could experience interruptions in production, cease operations, or alter our current arrangements. Also our suppliers may:

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

Despite introducing several new product categories over the last several years, we derive, and expect to continue to derive, a significant amount of our revenue from the sale of SBCs. The market for SBCs is relatively new and still evolving, and it is uncertain whether these products will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of interactive communications service providers to continue to implement SBCs.

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

To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to customer requirements and offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. For example, our most recent product introduction, the Net-Net 14000 series, may not adequately respond to new customer demands, and, therefore, demand for our products may decrease or may fail to increase to the extent contemplated by our business plan. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be adversely affected, and we may lose current and prospective customers which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

In 2011, 42% of our revenue was attributable to our international customers. We plan to expand our international operations in the future. The success of our business may depend, in part, on our ability to expand into international markets. Any expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. We have employees and full-time independent contractors in Argentina, Australia, Belgium, Brazil, Canada, China, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, United Arab Emirates and the United Kingdom. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products or otherwise may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Among the risks we believe are most likely to affect us are:

•	our ability to comply with differing technical standards and certification requirements outside the U.S.;

•	costs of staffing and managing international operations;

•	substantially longer payment terms and greater difficulty in collecting accounts receivable;

•	changes in regulatory requirements;

•	compliance with local employment and labor regulations;

•	compliance with the Foreign Corrupt Practices Act;

•	reduced protection for intellectual property rights in some countries;

•	new and different sources of competition;

•	fluctuations in currency exchange rates;

•	adverse tax consequences; and

•	political and economic instability and terrorism.

We are subject to the Foreign Corrupt Practices Act.

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result, we are subject to the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies which we acquire. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the U.S. could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

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

We continued to expand our operations in 2009, 2010 and 2011. During the period from December 31, 2009 through December 31, 2011, we increased the number of our employees and full-time independent contractors by 67%, from 450 to 752. We have also increased the number of our employees and full-time independent contractors located outside the U.S. in multiple countries and as a result we are required to comply with varying local laws for each of these new locations. In addition, our total operating expenses increased by 23% in 2009, 30% and 2010 and 45% in 2011. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the present macroeconomic crisis, and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

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

Our success depends to a degree upon the protection of our software, hardware designs and other proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, distribution partners, consultants and customers to protect our intellectual property rights. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in international countries where the laws may not protect our proprietary rights as fully as in the U.S. If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, it might be able to manufacture similarly designed and equipped SBCs at a reduced cost, which would result in a decrease in demand for our products. Furthermore, we have adopted a strategy of seeking limited patent protection both in the U.S. and in international countries with respect to the technologies used in or relating to our products. Others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. In addition, if we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive, even if we were to prevail and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

In order to achieve and maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the U.S., our products must comply with various regulations defined by the Federal Communications Commission, Underwriters Laboratories and others. As our international operations grow, we must also comply with international regulations.

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

Our products are critical to the business operations of our customers. If one of our products fails, a customer may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any product liability claims, whether or not successful, could seriously damage our reputation and our business. In addition, if an actual or perceived breach of network security occurs in the network of one of our customers, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The following factors could cause the market price of our common stock to decrease significantly:

•	worldwide economic conditions;

•	loss or bankruptcy of any of our major customers, distribution partners or suppliers;

•	departure of key personnel;

•	variations in our quarterly operating results;

•	variations in the quarterly operating results of other publicly traded corporations deemed by investors to be in our peer group;

•	announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in governmental regulations and standards affecting our business and our products, including implementation of additional regulations relating to IP network communications;

•	decreases in financial estimates or recommendations by equity research analysts;

•	sales of common stock or other securities by us in the future;

•	decreases in market valuations of communications equipment companies; and

•	fluctuations in stock market prices and trading volumes.

In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations. All of these factors could cause the market price of our common stock to decline, and investors may lose some or all of the value of their investment.

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

We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before December 31, 2011 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

Item 2.	Properties

We lease approximately 262,000 square feet of office space in Bedford, Massachusetts pursuant to a lease that expires in March 2022. We also maintain sales offices in Beijing, China; Ipswich, United Kingdom; Madrid, Spain; Seoul, South Korea and Tokyo, Japan.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been quoted on the NASDAQ Market under the symbol “APKT” since our initial public offering on October 13, 2006. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
2010
First Quarter	$20.25	$10.11
Second Quarter	30.67	19.04
Third Quarter	40.58	26.00
Fourth Quarter	59.36	33.07
2011
First Quarter	77.64	48.82
Second Quarter	84.50	60.29
Third Quarter	75.17	39.82
Fourth Quarter	43.00	29.25

The last reported sale price for our common stock on the NASDAQ Global Select Market was $32.54 per share on February 10, 2012.

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

Stockholders

As of February 9, 2012, there were approximately 53 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 13, 2006 (the date of our initial public offering) and December 31, 2011, with the cumulative total return of (a) the NASDAQ Telecommunications Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on October 13, 2006 in our common stock, the NASDAQ Telecommunications Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 13, 2006 of $15.91 per share as the initial value of our common stock.

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

	10/13/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Acme Packet	100.0	79.1	33.1	69.1	334.1	194.3
NASDAQ Composite Index	100.0	112.5	66.9	96.3	112.5	110.5
NASDAQ Telecommunications Index	100.0	116.2	66.3	98.2	102.1	89.2

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

In October 2006, we completed an initial public offering, or IPO, of our common stock pursuant to a registration statement on Form S-1 (Registration No. 333-134683) which the Securities and Exchange Commission, or SEC, declared effective on October 12, 2006. In connection with the IPO, we sold and issued 9.7 million shares of our common stock, including 1.7 million shares sold by us pursuant to the underwriters’ full exercise of their option, and another additional 3.5 million shares of our common stock were sold by our selling stockholders. The offering did not terminate until after the sale of all of the shares registered in the registration statement. All of the shares of common stock registered pursuant to the registration statement, including the shares sold by the selling shareholders, were sold at a price to the public of $9.50 per share. The managing underwriters were Goldman, Sachs & Co., JPMorgan Chase & Co. group, Credit Suisse Group AG, and Think Equity Partners LLC.

We raised a total of $92.4 million in gross proceeds from the IPO, or approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.7 million. None of our net proceeds from the IPO have been utilized to support business operations. Pending such application, we have invested the remaining net proceeds in money market mutual funds and U.S. agency notes, in accordance with our investment policy. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities or to any of our other affiliates.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Product	$241,783	$186,798	$107,144	$91,277	$94,906
Maintenance, support and service	65,534	44,434	34,314	25,081	18,146

Total revenue	307,317	231,232	141,458	116,358	113,052

Cost of revenue:
Product	42,245	31,866	21,613	19,662	18,736
Maintenance, support and service	11,691	9,265	5,668	5,005	4,377

Total cost of revenue	53,936	41,131	27,281	24,667	23,113

Gross profit	253,381	190,101	114,177	91,691	89,939

Operating expenses:
Sales and marketing	105,580	73,067	53,643	44,411	35,745
Research and development	51,483	35,565	28,198	23,046	20,812
General and administrative	21,844	15,071	12,305	10,026	8,850
Merger and integration-related costs	300	223	1,102	—	—

Total operating expenses	179,207	123,926	95,248	77,483	65,407

Income from operations	74,174	66,175	18,929	14,208	24,532
Total other (expense) income, net	(238)	381	175	2,979	6,369
Gain on acquisition of business	—	—	4,293	—	—

Income before provision for income taxes	73,936	66,556	23,397	17,187	30,901
Provision for income taxes	29,576	23,519	6,291	5,615	11,340

Net income	$44,360	$43,037	$17,106	$11,572	$19,561

Net income per share:
Basic(1)	$0.67	$0.69	$0.30	$0.20	$0.33
Diluted(1)	$0.63	$0.63	$0.28	$0.18	$0.30
Weighted average number of common shares used in net income per share calculation:
Basic(1)	66,346,008	62,002,543	57,077,639	58,463,410	59,385,082
Diluted(1)	70,902,293	67,915,525	61,551,040	62,920,268	66,016,411

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$372,171	$275,723	$174,987	$125,723	$136,420
Working capital	391,816	278,960	123,452	136,006	153,479
Total assets	514,406	380,144	246,726	174,010	184,174
Total stockholders’ equity	462,530	320,545	200,223	146,811	163,167

(1)	For information regarding the computation of per share amounts, refer to Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Acme Packet, Inc. is the leader in session delivery network solutions which enable the trusted, first class delivery of next-generation voice, video, data and unified communications services and applications across Internet Protocol, or IP, networks.

Our Net-Net product family fulfills demanding security, service assurance and regulatory requirements in service provider, enterprise and contact center networks. Based in Bedford, Massachusetts, we design and manufacture our products in the U.S., selling them through over 220 distribution partners worldwide. More than 1,600 end-user customers in 107 countries have deployed over 16,000 of the Company’s systems, including 88 of the top 100 service providers and 41 of the Fortune 100.

Our headquarters are located in Bedford, Massachusetts. We maintain sales offices in Beijing, China; Ipswich, United Kingdom; Madrid, Spain; Seoul, South Korea and Tokyo, Japan. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Russia, Saudi Arabia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the U.S. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.

Business Combinations

Covergence Inc.

On April 30, 2009, we acquired Covergence Inc., or Covergence, a then emerging, innovative provider of software-based session border controllers for delivering VoIP/IP telephony, unified communications and service orientated architecture applications within Global 1000 enterprises. The aggregate purchase price was $22.8 million, consisting of 2,874,383 shares of our common stock, valued at approximately $22.2 million, $20,000 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for the former Chief Executive Officer of Covergence, of approximately $578,000. We also incurred approximately $58,000 of fees associated with the registration of the common stock issued, which has been recorded as a reduction to the purchase price.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Covergence have been included in our consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values which were finalized at December 31, 2009. The acquisition of Covergence was deemed a “bargain purchase” for accounting purposes and a gain of $4.3 million was recorded in other income in our consolidated statement of income in 2009. We also incurred $1.1 million of merger and integration related costs associated with our acquisition of Covergence which we recorded as an expense in our consolidated statement of income during 2009.

Newfound Communications, Inc.

On January 20, 2011, we acquired Newfound Communications, Inc., or Newfound Communications, an emerging, innovative provider of call recording solutions for the IP communications industry. The aggregate purchase price was $4.4 million in cash payments to the stockholders of Newfound Communications. In allocating the total preliminary purchase price for Newfound Communications based on estimated fair values, we recorded $3.8 million of goodwill, $1.2 million of identifiable intangible assets and $887,000 of net tangible liabilities. In connection with the acquisition of Newfound Communications, we incurred $180,000 of merger and integration related costs during 2011, which we recorded as an expense in the consolidated statements of income for the year ended December 31, 2011.

This transaction was accounted for under the acquisition method of accounting. Accordingly, pro forma information reflecting the acquisition of Newfound Communications has not been provided because the impact on revenues, net income and net income per common share attributable to our shareholders is not material. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which was finalized at December 31, 2011.

Industry Background

Service providers traditionally have delivered voice and data services over two separate networks: the public switched telephone network, or PSTN, and the Internet. The PSTN provides high reliability and security but is costly to operate and is limited in its ability to support high bandwidth video and other interactive multimedia services. The Internet is capable of cost effectively transmitting any form of traffic that is IP-based, including interactive voice, video and data, but it transmits traffic only on a best efforts basis, because all forms of traffic have the same priority. Therefore, the Internet attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. Internet based services are also subject to disruptive and fraudulent behavior including identity theft, viruses, unwanted and excessively large input data, known as SPAM, and the unauthorized use and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking.

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

Key Financial Highlights

Some of our key financial highlights for 2011 include the following:

•	Total revenue was $307.3 million compared to $231.2 million in 2010.

•	Net income was $44.4 million compared to $43.0 million in 2010.

•	Earnings per share was $0.63 per share on a diluted basis in both 2011 and 2010.

•	Cash provided by operating activities was $55.3 million compared to $55.1 million in 2010.

•	Cash provided by financing activities was $62.4 million compared to $60.8 million in 2010.

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

•

Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) the cost of acquiring our products for sale, (e) new product introductions, (f) the mix of sales channels through which our products are sold, and (g) the costs of manufacturing our hardware products and providing our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity, support for higher number of security protocols and a larger number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. If customers begin to purchase systems with lower software content, this may have a negative impact on our revenue and gross margins.

•

Competition. Competition in our product categories is strong and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise markets for session delivery network solutions, we expect competition to persist and intensify in the future as the market grows. Our competitors vary by market segment and product category. In the service provider market overall, our primary competitors include GENBAND Inc., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd., Metaswitch Networks Ltd. and Sonus Networks Inc. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the session delivery network solutions market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including distribution partners.

•

Evolution of the Session Delivery Network Solutions Market. The market for our products is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement our solutions. Demand is also dependent upon the respective geographic regions where our customers are located. For example, in 2011, we experienced a level of demand that was lower than we had expected from our service provider customers in North America, which had an adverse effect on our operations.

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

•

Managing Growth. We significantly expanded our operations in 2010 and 2011. During the period from January 1, 2010 through December 31, 2011 we increased the number of our employees and full time independent contractors by 67%, from 450 to 752. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.

Revenue

We derive product revenue from the sale of our Net-Net hardware and the licensing of our Net-Net software. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met. For arrangements that include customer acceptance or other material non-standard terms, we recognize revenue after acceptance or when the non-standard terms are resolved, assuming all other criteria for revenue recognition have been met.

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

Cost of Revenue

Cost of product revenue consists primarily of (a) third party manufacturers’ fees for purchased materials and services, combined with our expenses for (b) salaries, wages and related benefits for our manufacturing personnel, (c) related overhead, (d) provision for inventory obsolescence, (e) amortization of intangible assets and (f) stock-based compensation. Amortization of intangible assets represents the amortization of developed technologies from our acquisitions of Covergence and Newfound Communications.

Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits for our support and service personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) material costs consumed in the provision of services and (e) stock-based compensation.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold or licensed, (c) the mix between product and service revenue, (d) the cost of acquiring our products, (e) new product introductions, (f) the mix of sales channels through which our products are sold, (g) the volume and costs of manufacturing our hardware products, (h) the costs associated with fulfilling our maintenance and warranty obligations, and (i) personnel and related costs for manufacturing, support and services.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative, and merger and integration-related expenses. Personnel related costs are the most significant component of each of these expense categories. During the period from January 1, 2010 through December 31, 2011, we increased the number of our employees and full time independent contractors by 71%, from 381 to 650. We expect to continue to hire new employees to support our anticipated growth.

Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, (e) stock-based compensation and (f) other related overhead. Commissions are recorded as expense when earned by the employee. We anticipate that sales and marketing expense will remain relatively consistent as a percentage of revenue in the future.

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

Merger and integration related expenses consists primarily of transaction expenses and severance related charges.

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense. We expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the years ended December 31, 2011, 2010 and 2009, we recorded expense of $35.2 million, $16.5 million and $10.4 million, respectively, in connection with share-based payment awards. Based on share-based awards granted from 2007 through 2011, a future expense of non-vested options of $76.7 million is expected to be recognized over a weighted-average period of 2.25 years.

In July 2009, our board of directors approved an offer, or the Offer, to our employees, excluding members of our board of directors and our Section 16 officers, to exchange option grants that had (i) an exercise price greater than or equal to the higher of (a) $11.42 or (b) a price at least 10% higher than the closing price of our common stock on the expiration date of the Offer; (ii) were granted under the Acme Packet, Inc. 2006 Equity Incentive Plan; and (iii) were held by eligible option holders. Eligible participants were all persons who were employees (including employees on an expatriate assignment) hired on, or before July 8, 2009 and who remained employees through the date on which the new options were granted, and included certain independent contractors who continued to provide services to us through the date on which the new options were granted. The Offer expired on August 5, 2009, and upon the expiration, we exchanged the tendered options that had exercise prices equal to or greater than $11.42 per share for new options. The tendered options that were exchanged for new options were cancelled on the expiration date of the Offer. As a result, an aggregate of 1,222,500 options, with exercise prices ranging from $11.97 to $18.36 per share, were cancelled and exchanged for 945,317 options with an exercise price per share of $8.98. The new options began to vest on the new option grant date, whereby 25% of the new options vest on the first anniversary of the new option grant date, and the remainder vesting ratably on a quarterly basis over the final three years of the vesting period. On the date of the exchange, the estimated fair value of the new options did not exceed the estimated fair value of the exchanged stock options calculated immediately prior to the exchange. As such, there was no incremental stock-based compensation expense associated with the new options, and we did not record additional compensation expense related to the exchange. We will continue to recognize the remaining compensation expense related to the exchanged options over the vesting period of the new options.

Other (Expense) Income, Net

Other (expense) income consists primarily of gains or losses from foreign currency translation adjustments of our international activities. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other (expense) income. Other (expense) income also includes interest income earned on cash, cash equivalents and investments. We have invested cash in high quality securities and are not materially affected by fluctuations in interest rates.

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

We believe that some of our significant accounting policies, which are more fully described in Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the consideration is fixed or determinable and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

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

Our revenue arrangements regularly include the sale of hardware, licensing of software, and provision of maintenance, support and services. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or some combination of related transactions. On January 1, 2011, we prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (ASU No. 2009-14), which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also applies to companies that are affected by the amendments of ASU No. 2009-14.

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

For all transactions entered into prior to January 1, 2011 and for those transactions which include the licensing of stand-alone or non-essential software as an element after January 1, 2011, we allocate revenue among the multiple elements associated with the stand-alone and non-essential software based on the software revenue recognition guidance. Because we generally do not sell any of our products on a standalone basis, we have yet to establish VSOE for these offerings. Accordingly, when arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold or licensed separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.

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

Consistent with the methodology used under the previous accounting guidance, we establish VSOE for our training services, post-sale customer support and installation services based on the sales price charged for each element when it is sold. Because we generally do not sell any of our hardware or software products on a standalone basis, we have yet to establish VSOE for these offerings.

We typically are not able to determine TPE for our products or certain of our services. TPE is determined based on competitor prices for similar elements when sold or licensed separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be determined. Furthermore, we are unable to reliably determine the selling prices on a stand-alone basis of similar products offered by our competitors.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2011, the allowance for doubtful accounts was $1.6 million.

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

The benefits of tax deductions in excess of recognized stock-based compensation are reported as a financing activity rather than an operating activity in the consolidated statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

Prior to the second quarter of 2011, as the trading history of our common stock was limited, we determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted between January 1, 2007 through June 30, 2011 was determined using a weighted average of the historical volatility measures of this peer group of companies as well as the historical volatility of our common stock. The expected life of options was determined using the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Commencing in the third quarter of 2011, we began to estimate volatility based on the historical prices of our common stock, and the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. We have not paid and do not anticipate paying cash dividends on our common stock, therefore, the expected dividend yield is assumed to be zero.

In addition, as discussed above, we utilize an estimated forfeiture rate when calculating the expense for the period. We have applied estimated forfeiture rates derived from an analysis of historical data of 7.23%, 7.33% and 7.91% for the years ended December 31, 2011, 2010 and 2009, respectively, in determining the expense recorded in the accompanying consolidated statements of income. We recorded stock-based compensation expense of $35.2 million, $16.5 million and $10.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $76.7 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.25 years.

Inventory

We recognize inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is written down to its estimated realizable value based on historical usage and expected demand. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technical obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in the cost of product revenue in the period the revision is made. To date, we have not been required to revise any of our assumptions or estimates used in determining our inventory valuations.

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

Income Taxes

We are subject to income taxes in both the U.S. and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses, or NOL, and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. Due to the evolving nature and complexity of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

As of December 31, 2011 and 2010, we had no material unrecognized tax benefits.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds our purchase price, the excess is recognized as a gain.

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

If different assumptions are used, it could materially impact the purchase price allocation and adversely affect our results of operations, financial condition and cash flows.

Impairment of Intangible Assets and Goodwill

We amortize our intangible assets that have finite lives using either the straight line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from three to sixteen years. In-process research and development is carried at its initial fair value and is amortized to expense upon completion of development.

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

For goodwill, we review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. We evaluate impairment by comparing the estimated fair value of each reporting unit to its carrying value. The estimates we make in determining the fair value of our reporting unit involve the application of judgment, which could affect the timing and size of any future impairment charges.

For the year ended December 31, 2011, we elected to adopt ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under ASU 2011-08, we have the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenue

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$241,783	79%	$186,798	81%	$54,985	29%
Maintenance, support and service	65,534	21	44,434	19	21,100	47

Total revenue	$307,317	100%	$231,232	100%	$76,085	33%

Revenue by Geography:
United States and Canada	$177,586	58%	$142,921	62%	$34,665	24%
International	129,731	42	88,311	38	41,420	47

Total revenue	$307,317	100%	$231,232	100%	$76,085	33%

Revenue by Sales Channel:
Direct	$121,444	40%	$120,755	52%	$689	1%
Indirect	185,873	60	110,477	48	75,396	68

Total revenue	$307,317	100%	$231,232	100%	$76,085	33%

The $55.0 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue, reflecting an increase in our customer base and demand. This increase was partially offset by a decrease in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (driven by higher session capacity support, higher number of signaling protocols or a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to the growth of our indirect sales channel, partially offset by a decrease in our direct sales channel. Indirect product revenues increased $61.3 million, primarily due to a $36.0 million increase attributable to our customers in the U.S. and Canada as well as an increase of $25.3 million related to our international customers. Direct product revenues decreased $6.3 million, primarily due to a decrease of $12.9 million attributable to customers in the U.S. and Canada partially offset by an increase of $6.6 million related to our international customers.

Maintenance, support and service revenue increased by $21.1 million, primarily due to increases in maintenance and support fees associated with the growth of our installed product base. Indirect maintenance, support and service revenues increased $14.1 million, primarily due to an increase of $8.6 million attributable to our international customers as well as an increase of $5.5 million related to our customers in the U.S. and Canada. Direct maintenance, support and service revenues increased $7.0 million primarily due to a $6.1 million increase attributable to our customers in the U.S. and Canada as well as an increase of $857,000 attributable to customers in the U.S. and Canada.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$42,245	17%	$31,866	17%	$10,379	33%
Maintenance, support and service	11,691	18	9,265	21	2,426	26

Total cost of revenue	$53,936	18%	$41,131	18%	$12,805	31%

Gross Profit:
Product	$199,538	83%	$154,932	83%	$44,606	29%
Maintenance, support and service	53,843	82	35,169	79	18,674	53

Total gross profit	$253,381	82%	$190,101	82%	$63,280	33%

The $10.4 million increase in cost of product revenue was primarily due to (a) an $11.0 million increase in direct product costs resulting from an increase in the number of systems recognized as revenue, (b) a $483,000 increase in salaries, wages and related benefits, (c) a $398,000 increase in stock-based compensation expense, and (d) a $185,000 increase in depreciation and amortization expense. These increases were partially offset by decreases of $1.5 million in other cost of sales and $107,000 in manufacturing supplies.

The $2.4 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $1.7 million increase in salaries and related benefits corresponding to a 21% increase in employee headcount for our services organization to support our rapidly growing customer base, (b) a $929,000 increase in stock-based compensation expense, (c) a $333,000 increase in facilities costs and related overhead, and (d) a $201,000 increase in travel and entertainment expenses reflecting the aforementioned increase in related headcount. These increases were partially offset by a $901,000 decrease in costs associated with performance of our maintenance and warranty obligations.

Product gross margin remained consistent. The increase in product revenue corresponded with an increase in related costs. As previously stated, the increase in product revenue was related to an increase in systems revenues partially offset by a decrease in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold.

Gross margin on maintenance, support and service revenue increased by three percent, primarily due to an increase in maintenance revenues associated with the growth in our installed product base, and the timing of maintenance renewal orders received in 2011, without a corresponding increase in related costs.

We expect cost of product, maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$105,580	34%	$73,067	32%	$32,513	44%
Research and development	51,483	17	35,565	15	15,918	45
General and administrative	21,844	7	15,071	7	6,773	45
Merger and integration-related costs	300	*	223	*	(77)	(35)

Total operating expenses	$179,207	58%	$123,926	54%	$55,281	45%

*	Not meaningful

The $32.5 million increase in sales and marketing expense was primarily due to (a) a $16.8 million increase in salaries, commissions associated with increased revenue, bonuses and other benefits associated with a 33% increase in the number of sales and marketing personnel and an increase commission expense resulting from our overall financial performance in 2011, (b) a $9.1 million increase in stock-based compensation expense, (c) a $2.6 million increase in travel and entertainment expenses reflecting the aforementioned increase in related headcount, (d) a $1.2 million increase in facility costs, (e) an $833,000 increase in depreciation and amortization expense primarily due to capital expenditures for evaluation systems, (f) a $694,000 increase in expenditures associated with marketing programs including trade shows, (g) a $449,000 increase in training costs, and (h) a $328,000 increase in third party services. The balance was due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.

The $15.9 million increase in research and development expense was primarily due to (a) an $8.6 million increase in salaries, bonuses and other benefits associated with a 34% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, (b) a $5.5 million increase in stock-based compensation expense, (c) a $829,000 increase in facilities costs, (d) a $358,000 increase in depreciation and amortization expense, (e) a $210,000 increase in spending on software and maintenance, (f) a $177,000 increase in training costs, (g) a $149,000 increase in recruiting costs, and (h) a $130,000 increase in travel and entertainment expenses. These increases were partially offset by a decrease of $242,000 in third party services. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and will remain relatively consistent as a percentage of total revenue, with historical rates, for the foreseeable future.

The $6.8 million increase in general and administrative expense was primarily due to (a) a $2.8 million increase in stock-based compensation expense, (b) a $1.4 million increase in salaries, bonuses and other benefits associated with a 35% increase in the number of employees, (c) a $733,000 increase in software and other maintenance fees, (d) a $601,000 increase in third party services, (e) a $474,000 increase in legal fees, (f) a $273,000 increase in depreciation expense, (g) a $193,000 increase in insurance premiums, and (h) a $108,000 increase in recruiting and professional search fees. These increases were partially offset by a $168,000 decrease in bad debt expense, and a $150,000 decrease in office and computer supplies. The balance was due to increased facility and overhead costs. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company. However, we expect general and administrative expense will remain relatively consistent as a percentage of total revenue, with historical rates, for the foreseeable future.

During the year ended December 31, 2010 and 2011, we incurred $223,000 and $300,000, respectively, of merger and integration-related costs associated with our acquisition of Newfound Communications, Inc. which closed on January 20, 2011 and Covergence, Inc.

Other (Expense) Income

	Year Ended December 31,
	2011			2010			Period-to-Period Change
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue		Amount	Percentage
Interest income	$585	*	%	$556	*	%	$29	5%
Other expense	(823)	*		(175)	*		(648)	370

Total other (expense) income, net	$(238)	*	%	$381	*	%	$(619)	(162)%

*	Not meaningful

Interest income consisted of interest generated from the investment of our cash balances. The increase in interest income was primarily due to an increase in the average cash balance, as well as an increase in the average interest rates in the year ended December 31, 2011.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The increase in expense from 2010 to 2011 was primarily due to fluctuations in the value of the Euro and British Pound.

Provision for Income Taxes

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Provision for income taxes	$29,576	10%	$23,519	10%	$6,057	26%

Our effective tax rate was 40% in 2011 as compared to 35% in 2010. The higher effective tax rate in 2011 was primarily due to the write off in the fourth quarter of 2011 of a portion of a previously recognized deferred tax asset which was identified as non-deductible in 2011 and a portion of which related to prior periods. In accordance with SEC Staff Accounting Bulletin, or SAB, No. 99 and SAB No. 108, we assessed the materiality of this correction on our financial statements for the years ended December 31, 2011, 2010, 2009 and 2008 using both the roll-over method and iron-curtain method as defined in SAB No. 108. We concluded the effect of this error was not material to our financial statements for the years ended December 31, 2010, 2009 and 2008 and, as such, these financial statements are not materially misstated. We also concluded that providing for the correction of the error in 2011 does not have a material effect on its financial statements for the year ended December 31, 2011.

Comparison of Years Ended December 31, 2010 and 2009

Revenue

	Year Ended December 31,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$186,798	81%	$107,144	76%	$79,654	74%
Maintenance, support and service	44,434	19	34,314	24	10,120	29

Total revenue	$231,232	100%	$141,458	100%	$89,774	63%

Revenue by Geography:
United States and Canada	$142,921	62%	$76,216	54%	$66,705	88%
International	88,311	38	65,242	46	23,069	35

Total revenue	$231,232	100%	$141,458	100%	$89,774	63%

Revenue by Sales Channel:
Direct	$120,755	52%	$52,351	37%	$68,404	131%
Indirect	110,477	48	89,107	63	21,370	24

Total revenue	$231,232	100%	$141,458	100%	$89,774	63%

The $79.7 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue and an increase in our customer base and demand. We also experienced an increase in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (higher session capacity support for higher number of signaling protocols and a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to our direct sales channel and, to a lesser extent, our indirect sales channel. Direct product revenues increased $65.2 million, primarily due to an increase of $63.0 million attributable to customers in the U.S. and Canada as well as an increase of $2.2 million related to our international customers. Indirect product revenues increased $14.5 million primarily due to a $16.8 million increase attributable to our international customers offset by a decrease of $2.3 million in indirect product revenues related to customers in the U.S. and Canada.

Maintenance, support and service revenue increased by $10.1 million primarily due to increases in maintenance and support fees associated with the growth of our installed product base. Indirect maintenance, support and service revenues increased $6.9 million, primarily due to an increase of $3.5 million related to our customers in the U.S. and Canada as well as an increase of $3.4 million attributable to our international customers. Direct maintenance, support and service revenues increased $3.2 million primarily due to a $2.5 million increase attributable to our customers in the U.S. and Canada as well as an increase of $751,000 attributable to our international customers.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$31,866	17%	$21,613	20%	$10,253	47%
Maintenance, support and service	9,265	21	5,668	17	3,597	63

Total cost of revenue	$41,131	18%	$27,281	19%	$13,850	51%

Gross Profit:
Product	$154,932	83%	$85,531	80%	$69,401	81%
Maintenance, support and service	35,169	79	28,646	83	6,523	23

Total gross profit	$190,101	82%	$114,177	81%	$75,924	67%

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

Operating Expenses

	Year Ended December 31,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$73,067	32%	$53,643	38%	$19,424	36%
Research and development	35,565	15	28,198	20	7,367	26
General and administrative	15,071	7	12,305	9	2,766	22
Merger and integration-related costs	223	*	1,102	1	(879)	*

Total operating expenses	$123,926	54%	$95,248	68%	$28,678	30%

*	Not meaningful

The $19.4 million increase in sales and marketing expense was primarily due to (a) an $11.3 million increase in salaries, commissions associated with increased revenue, bonuses and other benefits associated with a 34% increase in the number of sales and marketing personnel and increase commission expense resulting from our overall financial performance in 2010, (b) a $2.7 million increase in stock-based compensation expense, (c) a $1.4 million increase in travel and entertainment expenses reflecting the aforementioned increase in related headcount, (d) a $1.3 million increase in depreciation and amortization expense due to capital expenditures for evaluation systems, (e) a $1.0 million increase in facility costs as a result of our move to a larger facility in 2010, (f) a $912,000 increase in expenditures associated with marketing programs, including trade shows, and (g) a $297,000 increase in professional search fees. The balance was due to increased overhead associated with increases in sales and marketing personnel.

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

Other Income (Expense)

	Year Ended December 31,
	2010			2009			Period-to-Period Change
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue		Amount	Percentage
Interest income	$556	*	%	$253	*	%	$303	120%
Gain from acquisition of business	—	*		4,293	3		(4,293)	*
Other expense	(175)	*		(78)	*		(97)	124

Total other income, net	$381	*	%	$4,468	3%		$(4,087)	(91)%

*	Not meaningful

Interest income consisted of interest generated from the investment of our cash balances. The increase in interest income was primarily due to an increase in the average cash balance, and to a lesser extent, higher average interest rates in the year ended December 31, 2010.

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

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The increase in expense from 2009 to 2010 was primarily due to fluctuations in the value of the Euro and British Pound.

Provision for Income Taxes

	Year Ended December 31,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Provision for income taxes	$23,519	10%	$6,291	4%	$17,228	274%

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

Liquidity and Capital Resources

Resources

Since 2005, we have funded our operations primarily with the growth in our operating cash flows, and more recently, we have supplemented our cash flows from the exercise of stock options. In October 2006, we completed an IPO and raised $83.2 million in net proceeds after deducting underwriting discounts and commissions. To date we have not used nor designated any of the proceeds from our IPO.

Key measures of our liquidity are as follows:

	As of and for the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash and cash equivalents	$160,403	$91,669	$90,471
Short and long-term investments	211,768	184,054	84,516
Accounts receivable, net	59,739	34,797	25,604
Working capital	391,816	278,960	123,452
Cash provided by operating activities	55,341	55,119	45,146
Cash used in investing activities	(49,036)	(114,767)	(84,156)
Cash provided by financing activities	62,429	60,846	3,758

Cash, cash equivalents, short and long-term investments. Our cash and cash equivalents at December 31, 2011 were invested primarily in high quality securities and are not materially affected by fluctuations in interest rates. Our short and long-term investments consist of high quality government treasuries and bonds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $69,000, $837,000 and $1.1 million at December 31, 2011, 2010 and 2009, respectively, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreement for our sales office in Madrid, Spain in 2011, 2010 and 2009, our current corporate headquarters in Bedford, Massachusetts in 2010, and our former corporate headquarters in Burlington, Massachusetts in 2009.

Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and related invoicing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive a cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 65 days at December 31, 2011 and 45 days at December 31, 2010. The increase in DSO at December 31, 2011 was primarily due to the timing of shipments and the related revenue recognition and aging of receivables during the three months ended December 31, 2011. More specifically, the product revenue that we recognized in the three months ended December 31, 2010 was related to customer orders which had been shipped, either in a prior fiscal quarter, or earlier in the fourth quarter of 2010, where we had also collected the outstanding accounts receivable. We did not experience a similar trend in the three months ended December 31, 2011, nor do we expect that this trend will re-occur in the short-term.

Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, impairment of intangible assets, deferred income taxes, provision for bad debts, stock-based compensation, offset by the associated excess tax benefit, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2011 was $55.3 million and consisted of (a) $44.4 million of net income, (b) non-cash deductions of $5.8 million consisting primarily of $35.2 million of stock-based compensation, $9.9 million of depreciation and amortization, $1.4 million in provisions for excess and obsolete inventory, $918,000 in amortization of premium/discount on investments and $182,000 in provisions for bad debts all of which were partially offset by a deduction of $36.9 million related to the tax savings from the exercise, by employees, of stock options and a $5.0 million decrease in deferred income taxes and (c) $5.2 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $27.6 million increase in accrued expenses and other liabilities, $11.7 million decrease in other assets and a $3.1 million increase in accounts payable partially offset by an increase of $25.1 million in accounts receivable, a $9.3 million decrease in deferred revenues, a $4.9 million increase in inventory and a $2.1 million decrease in deferred product costs. The increase in inventory primarily reflects the continuing actions of our manufacturing organization to mitigate the risk of supply chain disruption.

Investing activities. Cash used in investing activities in 2011 was $49.0 million, which included $388.7 million in purchases of marketable securities, $17.0 million in purchases of property and equipment, and $4.2 million in cash paid for the acquisition of Newfound Communications, all partially offset by $360.0 million from the maturities and sales of marketable securities and $837,000 from the refund of the security deposits on the lease of our corporate headquarters as part of the signed lease amendment as well as our previous location in Madrid, Spain.

Financing activities. Net cash provided by financing activities in 2011 included $36.9 million of excess tax benefits from the exercise of stock options, proceeds from the exercise of common stock options in the amount of $23.2 million and $2.6 million in proceeds from the employee stock purchase plan partially offset by $295,000 in payment of withholding taxes on RSU vesting.

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

Income taxes. During the year ended December 31, 2011, we recognized excess tax benefits associated with the exercise and sale of incentive stock options and the exercise of non-qualified stock options of $36.9 million. These excess tax benefits resulted in a net operating loss, for tax purposes, which allowed us to partially offset taxable income in 2010, and fully offset taxable income in 2009 under the carryback provisions of the Internal Revenue Code of 1986. As a result, we have recorded an income tax receivable of $4.3 million as of December 31, 2011.

We currently expect to realize recorded net deferred tax assets as of December 31, 2011 of $23.2 million. Our conclusion that these assets will be recovered is based upon the expectation that our current and future earnings will provide sufficient taxable income to realize the recorded tax assets. The realization of our net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded net deferred tax asset would not be realizable. Approximately $17.8 million of the deferred tax assets recorded as of December 31, 2011 is attributable to benefits associated with stock-based compensation charges. In accordance with the provision of Accounting Standards Codification, or ASC, 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable. As of December 31, 2011, the Company has approximately $19.6 million of federal net operating losses associated with the exercise of stock options which have not yet been recorded as deferred tax assets, and may be used to offset federal taxable income in future periods. We would recognize this benefit as an increase in additional paid in capital when it results in a reduction in federal taxable income.

As of December 31, 2011, we had state research and development tax credits of $3.0 million related to excess tax deductions, the benefit of these credits will be realized as an increase in additional paid in capital when it results in a reduction in state taxable income. These state tax credits begin to expire in 2025, and are subject to review and possible adjustment by the taxing authorities. During 2011, we both generated and utilized all of our U.S. federal research and development tax credits.

Requirements

Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, improvements to our leased corporate headquarters in Bedford, Massachusetts, development of a new enterprise resource planning system and other general purposes to support our growth. Our capital expenditures totaled $17.0 million in 2011, $13.3 million in 2010, and $4.9 million in 2009. We estimate capital expenditures to range between $20.0 and $22.0 million in 2012.

Contractual obligations and requirements. Our only material contractual obligation relates to the lease of our corporate headquarters in Bedford, Massachusetts.

The Company is party to a lease with MSCP Crosby, LLC, dated as of November 23, 2009, or the Lease, as amended by the First Amendment to Lease dated as of July 12, 2010, amended by the Second Amendment to Lease dated as of June 10, 2011, and further amended by the Third Amendment to Lease dated as of June 10, 2011.

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

Pursuant to the Lease, as amended, our monthly base rent as of April 1, 2012 will be $245,292 and we are required to pay additional monthly rent in an amount equal to the our proportionate share of certain taxes and operating expenses, as further set forth in the second amendment to the Lease. Commencing on July 1, 2012, our monthly base rent will be $448,814 increasing yearly to a maximum monthly base rent of $578,497 as of April 1, 2021.

The following table sets forth our commitments to settle contractual obligations in cash after December 31, 2011:

	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases obligations	$61,806	$4,552	$11,150	$11,132	$34,972

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In September 2011, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We elected early adoption of this amendment, and such adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not currently expect the provisions of ASU No. 2011-04 to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe Asia and Canada is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the European, Asian and Canadian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of December 31, 2011, our foreign exchange exposure would have fluctuated by approximately than $232,000.

Interest Rate Risk

At December 31, 2011, we had unrestricted cash, cash equivalents, short and long-term investments totaling $372.2 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 8.	Financial Statements and Supplementary Data

ACME PACKET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Acme Packet, Inc.

We have audited the accompanying consolidated balance sheets of Acme Packet, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme Packet, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acme Packet, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 17, 2012

ACME PACKET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$160,403	$91,669
Short-term investments	191,672	179,024
Accounts receivable, net of allowance of $1,571 and $1,463, respectively	59,739	34,797
Inventory	10,246	6,662
Deferred product costs	1,515	3,572
Deferred tax asset, net	4,809	3,814
Income taxes receivable	4,341	9,979
Other current assets	4,385	3,231

Total current assets	437,110	332,748
Long-term investments	20,096	5,030
Property and equipment, net	26,252	17,156
Intangible assets, net	8,569	9,468
Goodwill	3,778	—
Deferred tax asset, net	18,371	14,802
Other assets	230	940

Total assets	$514,406	$380,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,318	$7,161
Accrued expenses and other current liabilities	12,715	14,629
Deferred revenue	22,261	31,998

Total current liabilities	45,294	53,788

Deferred rent, net of current portion	4,533	4,265

Deferred revenue, net of current portion	2,049	1,546

Commitments and contingencies (Note 7)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 shares; Issued and outstanding—0 shares	—	—
Common stock, $0.001 par value:
Authorized—150,000,000 shares; Issued 74,386,524 and 71,157,422 shares, respectively	74	71
Additional paid-in capital	363,769	266,114
Treasury stock, at cost—6,780,061 and 6,756,687 shares, respectively	(37,522)	(37,522)
Accumulated other comprehensive income	1	34
Retained earnings	136,208	91,848

Total stockholders’ equity	462,530	320,545

Total liabilities and stockholders’ equity	$514,406	$380,144

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Product	$241,783	$186,798	$107,144
Maintenance, support and service	65,534	44,434	34,314

Total revenue	307,317	231,232	141,458

Cost of revenue(1):
Product	42,245	31,866	21,613
Maintenance, support and service	11,691	9,265	5,668

Total cost of revenue	53,936	41,131	27,281

Gross profit	253,381	190,101	114,177

Operating expenses(1):
Sales and marketing	105,580	73,067	53,643
Research and development	51,483	35,565	28,198
General and administrative	21,844	15,071	12,305
Merger and integration-related costs	300	223	1,102

Total operating expenses	179,207	123,926	95,248

Income from operations	74,174	66,175	18,929

Other (expense) income:
Interest income	585	556	253
Gain on acquisition of business	—	—	4,293
Other expense	(823)	(175)	(78)

Total other (expense) income, net	(238)	381	4,468

Income before provision for income taxes	73,936	66,556	23,397
Provision for income taxes	29,576	23,519	6,291

Net income	$44,360	$43,037	$17,106

Net income per share (Note 2):
Basic	$0.67	$0.69	$0.30
Diluted	$0.63	$0.63	$0.28
Weighted average number of common shares used in the calculation of net income per share:
Basic	66,346,008	62,002,543	57,077,639
Diluted	70,902,293	67,915,525	61,551,040
(1) Amounts include stock-based compensation expense, as follows:
Cost of product revenue	$1,159	$761	$501
Cost of maintenance, support and service revenue	2,009	1,080	570
Sales and marketing	16,463	7,406	4,706
Research and development	10,339	4,810	3,440
General and administrative	5,259	2,416	1,143

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	Common Stock			Treasury Stock
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital	Number of Shares	Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
Balance at December 31, 2008	61,446,077	$61	$152,567	(6,756,680)	$(37,522)	$31,705	$—	$146,811	$—
Exercise of common stock options	1,096,799	1	1,996	—	—	—	—	1,997	—
Issuance of common stock pursuant to restricted stock units	42,334	—	—	—	—	—	—	—
Issuance of common stock pursuant to merger agreement, net of registration costs	2,874,383	3	22,187	(7)	—	—	—	22,190
Stock-based compensation expense	—	—	10,360	—	—	—	—	10,360	—
Tax benefit related to exercise of stock options	—	—	1,761	—	—	—	—	1,761	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)	(2)
Net income	—	—	—	—	—	17,106	—	17,106	17,106

Total comprehensive income									$17,104

Balance at December 31, 2009	65,459,593	65	188,871	(6,756,687)	(37,522)	48,811	(2)	200,223
Exercise of common stock options	5,543,419	6	27,030	—	—	—	—	27,036	—
Issuance of common stock pursuant to restricted stock units	154,410	—	—	—	—	—	—	—	—
Withholding tax on RSU vesting	—	—	(70)	—	—	—	—	(70)
Reduction of common stock issued pursuant to merger agreement	—	—	—	(6)	—	—	—	—	—
Stock-based compensation expense	—	—	16,473	—	—	—	—	16,473	—
Tax benefit related to exercise of stock options	—	—	33,810	—	—	—	—	33,810	—
Unrealized loss on marketable securities	—	—	—	—	—	—	36	36	36
Net income	—	—	—	—	—	43,037	—	43,037	43,037

Total comprehensive income									$43,073

Balance at December 31, 2010	71,157,422	71	266,114	(6,756,693)	(37,522)	91,848	34	320,545	—
Exercise of common stock options	2,952,195	3	23,183	—	—	—	—	23,186	—
Issuance of common stock pursuant to restricted stock units	183,867	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	93,040	—	2,644	—	—	—	—	2,644	—
Withholding tax on RSU vesting	—	—	(295)	—	—	—	—	(295)	—
Return of common stock issued pursuant to merger agreement	—	—	—	(23,368)	—	—	—	—	—
Stock-based compensation expense	—	—	35,229	—	—	—	—	35,229	—
Tax benefit related to exercise of stock options	—	—	36,894	—	—	—	—	36,894	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(33)	(33)	(33)
Net income	—	—	—	—	—	44,360	—	44,360	44,360

Total comprehensive income									$44,327

Balance at December 31, 2011	74,386,524	$74	$363,769	(6,780,061)	$(37,522)	$136,208	$1	$462,530

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$44,360	$43,037	$17,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,922	6,243	4,671
Amortization of intangible assets	1,969	1,760	706
Gain on acquisition of business	—	—	(4,293)
Impairment of intangible assets and fixed assets	140	—	94
Provision for accounts receivable allowances	182	496	217
Amortization of premium/discount on investments	918	1,949	113
Stock-based compensation expense	35,229	16,473	10,360
Provision for excess and obsolete inventory	1,362	1,021	158
Deferred income taxes	(5,030)	(1,427)	(1,497)
Excess tax benefit related to exercise of stock options	(36,894)	(33,810)	(1,762)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(25,052)	(9,689)	1,905
Inventory	(4,946)	(3,311)	1,816
Deferred product costs	2,057	(172)	(2,276)
Other assets	11,692	(420)	(375)
Accounts payable	3,142	3,266	227
Accrued expenses, other current liabilities and deferred rent	27,582	29,506	2,665
Deferred revenue	(9,292)	197	15,312

Net cash provided by operating activities	55,341	55,119	45,147

Investing activities
Purchases of property and equipment	(16,998)	(13,316)	(4,869)
Purchase of marketable securities	(388,710)	(309,939)	(84,631)
Proceeds from sale and maturities of marketable securities	360,045	208,488	—
Cash (paid for) received from acquisition, net	(4,210)	—	5,965
Increase (decrease) in other assets	837	—	(622)

Net cash used in investing activities	(49,036)	(114,767)	(84,157)

Financing activities
Proceeds from exercise of stock options	23,186	27,106	1,997
Proceeds from employee stock purchase plan	2,644	—	—
Payments of withholding tax on RSU vesting	(295)	(70)	—
Excess tax benefit related to exercise of stock options	36,894	33,810	1,761

Net cash provided by financing activities	62,429	60,846	3,758

Net increase (decrease) in cash and cash equivalents	68,734	1,198	(35,252)
Cash and cash equivalents at beginning of year	91,669	90,471	125,723

Cash and cash equivalents at end of year	$160,403	$91,669	$90,471

Supplemental disclosure of cash flow information:
Cash received from (paid for) income taxes, net	$8,187	$(692)	$(6,328)
Supplemental disclosure of non-cash financing activities
Leasehold improvements financed by landlord through lease incentive	$—	$3,646	$—
Supplemental disclosure of cash flow related to acquisitions (Note 3):
In connection with the acquisition of Covergence Inc. on April 30, 2009, the following transactions occurred:
Fair value of assets acquired	$—	$—	$34,561
Liabilities assumed related to acquisition	—	—	(7,480)

Gain on acquisition of business	—	—	(4,293)

Total purchase price	—	—	22,788
Less fair value of common stock issued	—	—	(22,190)
Less cash and cash equivalents acquired	—	—	(6,563)

Cash received from acquisition, net of cash paid	$—	$—	$5,965

In connection with the acquisition of Newfound Communications, Inc. on January 20, 2011, the following transactions occurred:
Fair value of assets acquired	$5,263	$—	$—
Liabilities assumed related to acquisition	(887)	—	—

Total purchase price	4,376	—	—

Less cash and cash equivalents acquired	(166)	—	—

Cash paid for acquisition, net of cash received	$4,210	$—	$—

See accompanying notes.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

1. Business Description

Acme Packet, Inc. (the Company) is the leader in session delivery network solutions which enable the trusted, first class delivery of next-generation voice, video, data and unified communications services and applications across Internet Protocol (IP) networks.

The Company’s Net-Net product family fulfills demanding security, service assurance and regulatory requirements in service provider, enterprise and contact center networks. Based in Bedford, Massachusetts, the Company designs and manufactures its products in the United States (U.S.).

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

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.

Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, the expensing and capitalization of research and development costs for software, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, stock-based compensation expense, warranty allowances, and the recoverability of the Company’s net deferred tax assets.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Prior Year Financial Statement Reclassification

Certain amounts totaling $1,021 and $158 in the consolidated statement of cash flows for the years ended December 31, 2010 and 2009, respectively, related to provisions for excess and obsolete inventory, have been reclassified from “inventory” to conform to the current period presentation. This reclassification had no impact on the Company’s previously reported results of operations or net cash flows for the year ended December 31, 2010 and 2009.

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

The Company’s revenue arrangements regularly include the sale of hardware, licensing of software and provision of maintenance, support and services. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or some combination of related transactions. During the first quarter of 2011, the Company prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (ASU No. 2009-14), which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also applies to companies that are affected by the amendments of ASU No. 2009-14.

The amendments in ASU No. 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

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

For all transactions entered into prior to January 1, 2011 and for those transactions which include the licensing of stand-alone or non-essential software as an element after January 1, 2011, the Company allocates revenue among the multiple elements associated with the stand-alone and non-essential software based on the software revenue recognition guidance of ASC 985-605. Because the Company generally does not sell any of its products on a standalone basis, it has yet to establish VSOE for these offerings. Accordingly, when arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold or licensed separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.

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

Consistent with the methodology used under the previous accounting guidance, the Company establishes VSOE for its training services, post-sale customer support and installation services based on the sales price charged for each element when it is sold separately. Because the Company generally does not sell any of its products on a standalone basis, it has yet to establish VSOE for these offerings.

The Company is typically not able to determine TPE for its products or services. TPE is determined based on competitor prices for similar elements when sold or licensed separately. Generally, the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be determined. Furthermore, the Company is unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

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

The following table presents the effects to the Company’s previously reported Consolidated Statements of Income for the year ended December 31, 2010 as if the Company had adopted the standards effective January 1, 2010 (in thousands, except per share data):

	As Reported	Adjustments	As Adjusted
Total revenue	$231,232	$5,607	$236,839
Gross profit	190,101	4,653	194,754
Net income	43,037	3,009	46,046

Net income per share:
Basic	$0.69	$0.05	$0.74
Diluted	$0.63	$0.05	$0.68

The following table presents the effects to the Company’s previously reported Consolidated Statements of Income for the year ended December 31, 2009 as if the Company had adopted the standards effective January 1, 2009 (in thousands, except per share data):

	As Reported	Adjustments	As Adjusted
Total revenue	$141,458	$1,268	$142,726
Gross profit	114,177	1,268	115,445
Net income	17,106	927	18,033

Net income per share:
Basic	$0.30	$0.02	$0.32
Diluted	$0.28	$0.01	$0.29

The following table presents the effects to the Company’s previously reported Consolidated Balance Sheet as of December 31, 2010 as if the Company had adopted the standards effective January 1, 2010 (in thousands):

	As Reported	Adjustments	As Adjusted
Deferred product costs	$3,572	$(351)	$3,221
Deferred revenue	31,998	(2,607)	29,391

The Company classifies the reimbursement by customers of shipping and handling costs as maintenance, support and service revenue and the associated cost as cost of maintenance, support and service revenue. Reimbursed shipping and handling costs, included in maintenance, support and service revenue and costs of maintenance, support and service revenue, were not material for the year ended December 31, 2011, 2010 and 2009.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

The Company included approximately $1,273, $818 and $626 of out-of-pocket expenses in maintenance, support and service revenue and cost of maintenance, support and service revenue in the years ended December 31, 2011, 2010 and 2009, respectively.

Revenue is presented net of any taxes collected from customers.

Cash, Cash Equivalents, Short and Long-term Investments

Securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. Securities for which it is not the Company’s intent to hold to maturity are classified as either available-for-sale or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains or losses excluded from earnings and reported in a separate component of stockholders’ equity, while other than temporary gains or losses are included in earnings. Trading securities are reported at fair value, with unrealized gains or losses included in earnings. The Company considers all highly liquid investments with original maturities of ninety days or less at the time of purchase to be cash equivalents, and investments with original maturities of between ninety-one days and one year to be short-term investments. Investments with maturities in excess of one year from the balance sheet date are classified as long-term, except for available-for-sale securities, which are all classified as short-term. All securities are classified as either held-to-maturity or available-for-sale as of December 31, 2011 and 2010.

Cash, cash equivalents, short and long-term investments as of December 31, 2011 and 2010 consist of the following as of:

	December 31, 2011
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$112,735	$112,735	$112,735
Money market funds	Demand	5,938	5,938	5,938
U.S. agency notes – available-for-sale	20 – 88 days	10,000	9,999	9,999
U.S. agency notes – held-to-maturity	25 – 65 days	31,731	31,728	31,731

Total cash and cash equivalents		$160,404	$160,400	$160,403

U.S. agency notes – available-for-sale	15 – 426 days	$89,954	$89,242	$89,242
U.S. agency notes – held-to-maturity	32 – 352 days	102,430	102,442	102,430

Total short-term marketable securities		$192,384	$191,684	$191,672

U.S. agency notes – held-to-maturity	374 – 439 days	$20,096	$20,097	$20,096

Total long-term marketable securities		$20,096	$20,097	$20,096

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

	December 31, 2010
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$35,580	$35,580	$35,580
Money market funds	Demand	56,089	56,089	56,089

Total cash and cash equivalents		$91,669	$91,669	$91,669

U.S. agency notes – available-for-sale	4 – 419 days	$69,575	$69,606	$69,606
U.S. agency notes – held-to-maturity	15 – 329 days	109,418	109,404	109,418

Total short-term marketable securities		$179,489	$179,010	$179,024

U.S. agency notes – held-to-maturity	419 days	$5,030	$5,029	$5,030

Total long-term marketable securities		$5,030	$5,029	$5,030

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

•

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs; and

•

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$5,938	$—	$—	$5,938
U.S. agency notes	—	41,727	—	41,727
Restricted cash	69	—	—	69

Total cash equivalents and restricted cash	6,007	41,727	—	47,734

Short-term U.S. agency notes	—	191,684	—	191,684
Long-term U.S. agency notes	—	20,097	—	20,097

Total investments	—	211,781	—	211,781

Total assets	$6,007	$253,508	$—	$259,515

The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$56,089	$—	$—	$56,089
Restricted cash	837	—	—	837

Total cash equivalents and restricted cash	56,926	—	—	56,926

Short-term U.S. agency notes	—	179,010	—	179,010
Long-term U.S. agency notes	—	5,029	—	5,029

Total investments	—	184,039	—	184,039

Total assets	$56,926	$184,039	$—	$240,965

Realized gains and losses from sales of the Company’s investments are included in other (expense) income and unrealized gains and losses from available-for-sale securities are included as a separate component of stockholders’ equity unless the loss is determined to be other-than-temporary. The Company has not incurred any other-than-temporary losses to date.

The Company measures eligible assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the year ended December 31, 2011 or 2010.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Restricted Cash

As of December 31, 2011 and 2010, the Company had restricted cash in the amount of $69 and $837, respectively, as collateral related to its facility leases. The Company’s restriction with respect to $69 expires in September 2016 for the Madrid, Spain lease. The Company’s restrictions with respect to $603 and $234 expired in 2011 with the amending of the lease associated with its headquarters in Bedford, Massachusetts, and the termination of the then-current lease for its facility in Madrid, Spain.

Accounts Receivable Allowance

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts and sales adjustments. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expenses.

The Company records a provision for estimated sales adjustments on product and service-related revenues in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data, and other known factors. If the data the Company uses to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected.

Below is a summary of the changes in the Company’s accounts receivable allowance for the years ended December 31, 2011, 2010 and 2009:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2011	$1,463	$182	$(74)	$1,571
Year ended December 31, 2010	1,311	496	(344)	1,463
Year ended December 31, 2009	1,281	217	(187)	1,311

Inventory and Deferred Product Costs

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and finished products. Inventory is comprised of the following as of:

	December 31,
	2011	2010
Raw materials	$3,181	$1,355
Finished goods	7,065	5,307

Total inventory	$10,246	$6,662

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

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

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

Property and equipment consists of the following as of:

	December 31,
	2011	2010
Computer hardware and software	$12,714	$9,015
Furniture and fixtures	3,817	3,169
Office and engineering equipment	14,921	10,308
Evaluation systems	11,273	7,602
Leasehold improvements	9,415	8,715
Construction in progress	4,300	613

	56,440	39,422
Less accumulated depreciation and amortization	(30,188)	(22,266)

Property and equipment, net	$26,252	$17,156

Depreciation and amortization expense was $7,922, $6,243 and $4,671 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

During the year ended December 31, 2009, the Company recognized impairment losses on its evaluation systems and certain pieces of its engineering equipment of $94. No other impairment losses have been recorded to date.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Financial Instruments

Financial instruments consist of cash equivalents, short and long-term investments, restricted cash and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value due to the short-term nature of these instruments.

The Company has evaluated the estimated fair value of financial instruments using the available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has no significant off-balance sheet risks such as foreign exchange or option contracts, or other international hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short and long-term investments and accounts receivable. The Company maintains its cash, cash equivalents, and short and long-term investments principally in accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times may exceed federally insured limits. The Company assesses the creditworthiness of its customers both at the inception of the business relationship and then routinely on an ongoing basis. The Company generally does not require collateral from its customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Year Ended December 31,
	2011	2010		2009
Customer A	14%	*	%	14%
Customer B	*	12		*
Customer C	*	10		15

*	Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as of:

	December 31,
	2011	2010
Customer A	28%	*	%
Customer B	*	20
Customer C	*	10

*	Less than 10% of total accounts receivable.

Product Warranties

Substantially all of the Company’s products are covered by a standard warranty of ninety days for software and one year for hardware. In the event of a failure of hardware or software products covered by these warranties, the Company must repair or replace such hardware or software product, or, if those remedies are insufficient, and

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

at the discretion of the Company, provide a refund. The Company’s customers typically purchase maintenance and support contracts, which supersede its warranty obligations. The Company’s warranty reserve reflects estimated material and labor costs for potential product issues in its installed base that are not covered under maintenance contracts but for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company assesses the adequacy of the warranty reserve on a quarterly basis and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be required.

The following is a summary of changes in the amount reserved for warranty costs for the years ended December 31, 2011 and 2010:

Balance at December 31, 2009	$140
Provision for warranty costs	1,100
Uses/reductions	(1,151)

Balance at December 31, 2010	89
Provision for warranty costs	501
Uses/reductions	(492)

Balance at December 31, 2011	$98

Stock-Based Compensation

At December 31, 2011, the Company had four stock-based compensation plans, consisting of the Acme Packet, Inc. 2000 Equity Incentive Plan, 2006 Equity Incentive Plan, 2006 Director Option Plan and 2011 Employee Stock Purchase Plan, which are more fully described in Note 6.

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The benefits of tax deductions in excess of recognized stock-based compensation expense are reported as a financing activity rather than an operating activity in the consolidated statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

Prior to the second quarter of 2011, as the trading history of the Company’s common stock was limited, it determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted between January 1, 2007 through June 30, 2011 was determined using a weighted average of the historical volatility measures of this peer group of companies as well as the historical volatility of our common stock. The expected life of options was determined using the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Commencing in the third quarter of 2011, the Company began to estimate the volatility based on the historical prices of its common stock, and the expected term based

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

upon the historical exercise behavior of the Company’s employees. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, as discussed above, the Company utilizes an estimated forfeiture rate when calculating the expense for the period.

The Company has applied estimated forfeiture rates derived from an analysis of historical data of 7.23%, 7.33% and 7.91% for the years ended December 31, 2011, 2010 and 2009, respectively, in determining the expense recorded in the accompanying consolidated statements of income. The weighted-average fair values of options granted were $34.14, $9.58 and $3.22 for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted-average assumptions utilized to determine the fair value of options and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Employee Stock Options
Risk-free interest rate	1.98%	2.14%	2.01%
Expected volatility	62.16%	59.27%	58.86%
Expected life in years	4.67	4.77	4.74
Dividend yield	—	—	—

	Year Ended December 31,
	2011	2010	2009
Purchase Plan
Risk-free interest rate	0.68%	—%	—%
Expected volatility	75.60%	—%	—%
Expected life in years	0.50	—	—
Dividend yield	—	—	—

During the year ended December 31, 2008, the Company issued 179,000 restricted stock units (RSUs) to certain of its employees at a fair value of $7.51 per share pursuant to the 2006 Equity Incentive Plan. The RSUs granted contain either time based vesting or performance based vesting criteria. Of the time based RSUs granted, 131,500 vested in three equal installments, commencing on February 12, 2009 and becoming fully vested on February 12, 2011. The remaining 47,500 were performance based RSUs which would only have vested if certain Company growth rates were met by December 31, 2009. The Company growth rates were not achieved, and as such, the restricted stock units were cancelled effective December 31, 2009. No compensation cost was recognized related to the performance based RSUs as it was not deemed probable that the performance criteria would be met.

The Company recorded stock-based compensation expense of $35,229, $16,473 and $10,360 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $76,662 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.25 years.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

See Note 6 for a summary of the stock option and restricted stock unit activity under the Company’s stock-based compensation plans for the year ended December 31, 2011.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is presented separately on the balance sheet as required, and relates to unrealized gains on available-for-sale securities in 2011 and 2010.

Net Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted-average number of shares of common stock	66,346,008	62,002,543	57,078,933
Less: Weighted-average number of unvested restricted common shares outstanding	—	—	(1,294)

Weighted-average number of common shares used in calculating basic net income per common share	66,346,008	62,002,543	57,077,639
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	4,399,514	5,691,431	4,349,025
Weighted-average number of unvested restricted common shares outstanding	—	—	1,182
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	156,771	221,551	123,194

Weighted-average number of common shares used in computing diluted net income per common share	70,902,293	67,915,525	61,551,040

In the computation of the diluted weighted-average number of common shares outstanding, 1,748,435, 482,205 and 4,930,265 weighted-average common share equivalents underlying outstanding stock options have been excluded from the computation as of December 31, 2011, 2010 and 2009, respectively, as their effect would have been antidilutive.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

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

For the year ended December 31, 2009, the Company determined that there had been impairment to certain of its evaluation systems and certain pieces of its engineering equipment which are included in property and equipment. Accordingly, the Company recognized an impairment loss of $94, which was recorded in the accompanying consolidated statements of income for the year ended December 31, 2009. For the year ended December 31, 2010, the Company did not identify any impairment of its long-lived assets. For the year ended December 31, 2011, the Company determined that there had been impairment to certain of its intangible assets related to the acquisition of Newfound Communications, Inc. Accordingly, the Company recognized an impairment loss of $140, which was recorded in the accompanying consolidated statements of income for the year ended December 31, 2011.

Goodwill

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2011 and 2010.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit to the fair value of the reporting unit. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any.

For the year ended December 31, 2011, the Company elected to adopt ASU No. 2011-08, Intangibles–Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under ASU 2011-08, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of December 31, 2011, the Company did not identify any indicators of impairment. As such, the two-phase process was not necessary.

Capitalized Internal Use Software

The Company capitalizes certain costs incurred to purchase or create internal-use software. To date, such costs have included external direct costs of materials and services as well as employee salaries incurred in the

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

implementation of internal use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over three years once the software has been put into use. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The Company capitalized $3,378 of costs associated with internal use software during the year ended December 31, 2011. The Company did not capitalize any such costs in the year ended December 31, 2010.

Foreign Currency Exchange Risk

To date, substantially all of the Company’s international customer agreements have been denominated in U.S. dollars. Accordingly, the Company has limited exposure to foreign currency exchange rates and does not enter into foreign currency hedging transactions. The functional currency of the Company’s international operations is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities, and operations of the international subsidiaries are recorded within other (expense) income in the consolidated statements of income. During the years ended December 31, 2011, 2010 and 2009, the Company recorded foreign exchange losses of $821, $175, and $78, respectively, in other expense.

Income Taxes

The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, the Company is required to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has no material unrecognized tax benefits as of December 31, 2011 and 2010.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2011, 2010 and 2009.

Recent Accounting Pronouncements

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the provisions of ASU No. 2011-04 to have a material effect on its consolidated financial position, results of operations or cash flows.

3. Business Combinations

Covergence Inc.

On April 30, 2009, the Company acquired Covergence Inc. (Covergence) an emerging, innovative provider of software-based session border controllers for delivering VoIP/IP telephony, unified communications and service orientated architecture applications within Global 1000 enterprises. The aggregate purchase price was $22,846, consisting of 2,874,383 shares of the Company’s common stock, valued at approximately $22,248, $20 in cash payments to the stockholders of Covergence and the payment of withholding taxes due for the former Chief Executive Officer of Covergence, of approximately $578. The Company incurred $58 of issuance costs associated with the registration of the common stock issued, which has been recorded as a reduction to the purchase price. As part of the final purchase agreement, the Company withheld, in escrow, 444,000 shares associated with the purchase price to indemnify the Company over the one year period beginning with the date of the acquisition. Prior to the expiration of the indemnity period, the Company posted a claim against the escrow for 23,368 shares related to liabilities discovered after the date of the acquisition. The Company received these shares during the year ended December 31, 2011 and has included them in treasury stock as of December 31, 2011.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

recognized and the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $4,293. The gain is included in the line item “Gain on acquisition of business” in the consolidated statement of income for the year ended December 31, 2009.

Newfound Communications, Inc.

On January 20, 2011, the Company acquired Newfound Communications, Inc. (Newfound Communications), an emerging, innovative provider of call recording solutions for the IP communications industry. The aggregate purchase price was $4,376 in cash payments to the stockholders of Newfound Communications. In allocating the total purchase price for Newfound Communications based on estimated fair values, the Company recorded $3,778 of goodwill, $1,210 of identifiable intangible assets and $887 of net tangible liabilities. In connection with the acquisition of Newfound Communications, the Company incurred $180 of merger and integration related costs during 2011, which the Company recorded as an expense in the consolidated statements of income for the year ended December 31, 2011.

This transaction was accounted for under the acquisition method of accounting. Accordingly, pro forma information reflecting the acquisition of Newfound Communications has not been provided because the impact on revenues, net income and net income per common share is not material. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which was finalized at December 31, 2011.

4. Intangible Assets and Goodwill

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

In connection with the acquisition of Covergence, $2,617 of the intangible assets acquired related to in-process research and development assets. These in-process research and development assets primarily represent ongoing development work associated with enhancements to existing products, as well as the development of next generation session border controllers and session managers.

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

Based on an evaluation performed by the Company during 2010, the Company determined that the projects were completed as of December 1, 2010 and therefore, began amortization of the assets over a seven year life. Accordingly, these assets have been included in the caption “Developed Technology” below.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Finite-lived intangible assets consist of the following as of:

Description	Estimated Useful Life (in years)	Gross Carrying Value		Accumulated Amortization
		December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Developed technology	7.0 – 8.9	$10,336	$9,706	$3,798	$2,119
Patents	15.7	850	850	144	84
Customer relationships	9.7 – 11.9	1,288	798	424	139
Trademarks and trade names	3.9 – 14.7	481	461	86	49
Non-Compete agreements	8.9	70	—	4	—
Internal use software	3.0	119	119	119	75

Total		$13,144	$11,934	$4,575	$2,466

Amortization expense related to intangible assets for the years ended December 31, 2011, 2010 and 2009 was $2,109, $1,760 and $706 respectively.

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year ended December 31,	Amount
2012	$1,950
2013	1,811
2014	1,506
2015	1,218
2016	948
2017 and thereafter	1,136

Total	$8,569

In connection with the acquisition of Newfound Communications, the consideration transferred to acquire the business exceeded the fair value of the assets acquired and the liabilities assumed. As a result, the Company recorded the difference as goodwill during the year ended December 31, 2011, all of which is deductible for tax purposes.

5. Income Taxes

Income before the provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Domestic	$72,524	$65,491	$22,717
Foreign	1,412	1,065	680

Total	$73,936	$66,556	$23,397

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current provision:
Federal	$31,603	$23,131	$7,136
State	2,326	1,296	473
Foreign	677	519	179

Total current	34,606	24,946	7,788

Deferred benefit:
Federal	(2,786)	(1,338)	(1,183)
State	(470)	(89)	(314)
Foreign	(1,774)	—	—

Total deferred	(5,030)	(1,427)	(1,497)

Total provision	$29,576	$23,519	$6,291

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net	1.4	1.1	0.4
Permanent differences	0.8	(0.4)	1.4
Book gain on Covergence acquisition	—	—	(6.4)
Foreign stock compensation	3.2	—	—
Research and development tax credits	(1.2)	(1.2)	(4.0)
Other	0.8	0.8	0.5

Effective tax rate	40.0%	35.3%	26.9%

In the fourth quarter of 2011, the Company determined that a portion of a previously recognized deferred tax asset related to stock-based compensation in certain foreign jurisdictions was identified as non-deductible and should be written off. A portion of the write-off relates to prior periods. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108, the Company assessed the materiality of this correction on its financial statements for the years ended December 31, 2011, 2010, 2009 and 2008 using both the roll-over and iron-curtain methods as defined in SAB No. 108. The Company concluded the effect of this error was not material to its financial statements for the years ended December 31, 2010, 2009 and 2008 and, as such, these financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2011 does not have a material effect on its financial statements for the year ended December 31, 2011. As a result, the Company recorded $2,336 as the write-off of the non-deductible deferred tax asset in the consolidated statement of income for the year ended December 31, 2011.

The Company currently expects to realize recorded net deferred tax assets as of December 31, 2011 of $23,180. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

would not be realizable. As of December 31, 2011, $17,839 of the deferred tax asset recorded is attributable to benefits associated with stock-based compensation charges. In accordance with the provision of ASC 718, Compensation — Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. As of December 31, 2011, all of the federal and state tax returns the Company has filed for tax years 2008 through 2010 remain subject to examination by tax authorities. These audits may challenge certain tax positions we have taken, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. The accounting for income tax contingencies may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. We have elected to record interest and penalties in the financial statements as a component of income taxes. As of December 31, 2011, the Company has no recorded amounts for income tax contingencies.

The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2011	2010
Stock-based compensation	$17,839	$10,588
NOL and tax credit carryforwards	7,217	7,631
Basis difference in intangible assets	(3,219)	(3,530)
Basis difference in fixed assets	(6,930)	(3,718)
Inventory and warranty reserves	2,334	1,533
Allowance for doubtful accounts	713	546
Accrued vacation expense	616	463
Sales tax reserve	150	97
Capitalized research and development costs	2,859	3,395
Other temporary differences	1,601	1,611

Net deferred tax asset	$23,180	$18,616

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

The Company has recognized a federal and state tax benefit in additional paid in capital of $36,894 during 2011. This benefit relates to excess tax deductions generated during 2011. The Company recognized this benefit as it reduced the current federal and state taxable income in 2011 to zero. In addition, a portion of this benefit relates to anticipated refunds from the 2009 tax year due to an anticipated carry back claim to be filed. The Company has a tax receivable balance of $4,341 related to anticipated refunds in various tax jurisdictions as of December 31, 2011.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

As of December 31, 2011, the Company had federal net operating losses of approximately $19,561 related to excess tax deductions that have been excluded from the above table. The benefit of these federal net operating losses will be recognized as an increase in additional paid in capital when it results in a reduction in federal taxable income.

As of December 31, 2011, the Company had federal research and development tax credits of $5,360 and foreign tax credits of $388 all of which relate to excess tax deductions and have been excluded from the above table. The benefit of these credits will be recognized as an increase in additional paid in capital when it results in a reduction in federal taxable income. These credits begin to expire in 2029 and 2019, respectively, and are subject to review and possible adjustment by the taxing authorities.

As of December 31, 2011, the Company had a state net operating loss of approximately $98,325 related to excess tax deductions that have been excluded from the above table. The benefit of these state net operating losses will be recognized as an increase in additional paid in capital when it results in a reduction in state taxable income.

As of December 31, 2011, the Company had state research and development tax credits of approximately $3,015 related to excess tax deductions that have been excluded from the above table. The benefit of these credits will be recognized as an increase in additional paid in capital when it results in a reduction in state taxable income. These state tax credits begin to expire in 2025, and are subject to review and possible adjustment by the taxing authorities.

The Company’s current intention is to reinvest the total amount of its unremitted earnings in the local international jurisdiction or to repatriate the earnings only when tax-effective. As such, the Company has not provided for U.S. taxes on the unremitted earnings of its international subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practical due to the complexity associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

6. Equity Incentive Plans

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

The Company also has in effect the 2006 Equity Incentive Plan (the 2006 Plan), which allows the Company to grant ISOs, NSOs, restricted stock, restricted stock units and stock grants to employees, consultants, and directors of the Company. Under the 2006 Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four-year period. These options generally expire seven years after the grant date. The Company initially reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Plan plus an additional annual increase to be added automatically on January 1 of

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

each year, from 2006 and until 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company’s outstanding equity on a fully diluted basis as of the end of the immediately preceding year. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2011, 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Plan was increased by 3,000,000 shares pursuant to this provision. As of December 31, 2011, 908,891 shares were available for future issuance under the 2006 Plan.

The Company also has in effect the 2006 Director Option Plan (the 2006 Director Plan), under which no options may be granted to eligible directors at less than fair market value on the date of grant, and all options vest over a one-year period from the grant date. These options expire ten years after the grant date. The Company initially reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2011, 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Director Plan was increased by 75,000 shares pursuant to this provision. As of December 31, 2011, 350,000 shares were available for future issuance under the 2006 Director Plan.

Additionally, the Company has in effect the 2011 Employee Stock Purchase Plan (ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. Effective June 1, 2011, eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 15% of their eligible compensation, to a maximum number of shares with a fair market value of $25 per calendar year, through a six month purchase period. Employees may purchase shares of the Company’s common stock at a discount of 15% of the lesser of the fair market value of a share of the Company’s common stock on the first or the last day of each six month offering period. The ESPP is scheduled to terminate on January 3, 2020. During the year ended December 31, 2011, 93,040 shares were issued under the ESPP. As of December 31, 2011, 2,406,960 shares were available for future issuance under the ESPP.

The following is a summary of the status of the Company’s stock options as of December 31, 2011 and the stock option activity for all stock options plans during the year ended December 31, 2011:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2010	10,211,040	$0.20 – 53.45	$10.47
Granted	2,234,673	31.76 – 82.02	65.92
Canceled	(148,837)	0.20 – 82.02	58.90
Exercised	(2,952,195)	0.20 – 38.83	7.85		$186,863

Outstanding at December 31, 2011	9,344,681	0.20 – 82.02	24.18	4.89	142,295

Exercisable at December 31, 2011	3,413,682	0.20 – 76.35	10.82	4.24	73,137
Vested or expected to vest at December 31, 2011(2)	9,031,551	0.20 – 82.02	23.41	4.86	140,571

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on December 31, 2011 of $30.91 or the date of exercise, as appropriate, and the exercise price of the underlying options.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

(2)	This represents the number of vested options as of December 31, 2011 plus the number of unvested options expected to vest as of December 31, 2011 based on the unvested options outstanding at December 31, 2011, adjusted for an estimated forfeiture rate.

The Company has entered into restricted stock unit agreements with certain of its employees. Under the terms of the agreement, the Company grants RSUs to its employees pursuant to the 2006 Plan. Vesting occurs periodically at specified time intervals, ranging from one to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the Company’s unvested RSUs outstanding at December 31, 2011 and the changes during the year then ended, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2010	412,833	$6.22
Granted	122,750	54.34
Vested	(187,851)	8.71
Forfeited	(1,000)	4.35

Unvested at December 31, 2011	346,732	21.91

Tender Offer

In July 2009, the Board of Directors approved an offer (the Offer) to the Company’s employees, excluding members of the Company’s board of directors and the Company’s Section 16 officers, to exchange option grants that had (i) an exercise price greater than or equal to the higher of (a) $11.42 and (b) a price at least 10% higher than the closing price of the Company’s common stock on the expiration date of the Offer; (ii) were granted under the 2006 Plan; and (iii) were held by eligible option holders. Eligible participants were all persons who were employees (including employees on an expatriate assignment) hired on or before July 8, 2009 and who remained employees of the Company through the date on which the new options were granted, and included certain independent contractors who continued to provide services to the Company through the date on which the new options were granted. The Offer expired on August 5, 2009, and upon the expiration, the Company exchanged the tendered options that had exercise prices equal to or greater than $11.42 per share for new options. The tendered options that were exchanged for new options were cancelled on the expiration date of the Offer. As a result, an aggregate of 1,222,500 options, with exercise prices ranging from $11.97 to $18.36 per share, were cancelled and exchanged for 945,317 options with an exercise price per share of $8.98. The new options began to vest on the new option grant date, whereby 25% of the new options vesting on the first anniversary of the new option dates, and the remainder vesting ratably on a quarterly basis over the final three years of the vesting period.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

7. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through 2022. Certain of the Company’s operating leases include escalating rental payments and lease incentives such as free rent. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease. As of December 31, 2011 and 2010, the Company has deferred rent of approximately $4,533 and $4,773 respectively, of which $0 and $508 is classified as a current liability and included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively. Total rent expense under these operating leases was approximately $4,220, $2,322 and $1,499, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Pursuant to the Lease, as amended, the monthly base rent as of April 1, 2012 will be $245 and the Company is required to pay additional monthly rent in an amount equal to its proportionate share of certain taxes and operating expenses, as further set forth in the second amendment to the Lease. Commencing on July 1, 2012, the monthly base rent will be $449 increasing yearly to a maximum monthly base rent of $578 as of April 1, 2021.

Future minimum lease payments under non-cancelable operating leases at December 31, 2011 were as follows:

Year Ending December 31:
2012	$4,552
2013	5,667
2014	5,483
2015	5,538
2016 and thereafter	40,566

Total minimum lease payments	$61,806

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

On January 5, 2011, Nortel Networks, Inc. (Nortel), a customer of the Company, filed a claim against Covergence in the U.S. Bankruptcy Court in the District of Delaware alleging that prior to the Company’s acquisition of Covergence in April 2009, Covergence received a preferential payment of approximately $1,200 prior to Nortel’s bankruptcy petition in January 2009. The Company reached an agreement during 2011 and recorded expense of $120 which is included in merger and integration related costs in the consolidated statements of income for the year ended December 31, 2011.

At December 31, 2011 and 2010, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows that have not been disclosed.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2011	2010
Accrued compensation and related benefits	$8,633	$11,243
Accrued sales and use taxes	1,458	1,229
Other accrued liabilities	2,624	2,157

Total	$12,715	$14,629

9. Segment Information

Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company views its operations and manages its business as one operating segment.

Geographic Data

Total revenue to unaffiliated customers by geographic area was as follows:

	Year Ended December 31,
	2011	2010	2009
United States and Canada	$177,586	$142,921	$76,216
International	129,731	88,311	65,242

Total	$307,317	$231,232	$141,458

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

During the years ended December 31, 2011, 2010 and 2009, no one international country contributed more than 10% of the Company’s total revenue.

As of December 31, 2011 and 2010, property and equipment at locations outside the U.S. were not material.

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

11. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(1)
Total revenue	$73,967	$79,733	$70,621	$82,996
Gross profit	61,016	65,841	58,801	67,723
Income from operations	21,262	22,598	12,825	17,489
Net income	$13,709	$14,008	$7,926	$8,717
Net income per share:
Basic	$0.21	$0.21	$0.12	$0.13
Diluted	$0.19	$0.20	$0.11	$0.12

(1)	In the fourth quarter of 2011, the Company determined that a portion of a previously recognized deferred tax asset related to stock-based compensation in certain foreign jurisdictions was identified as non-deductible and should be written off. A portion of the write-off relates to prior quarters and prior years. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108, the Company assessed the materiality of this correction on its financial statements for the years ended December 31, 2011, 2010, 2009 and 2008 and each of the quarters within 2011, using both the roll-over and iron-curtain methods as defined in SAB No. 108. The Company concluded the effect of this error was not material to its financial statements for any of the periods and, as such, these financial statements are not materially misstated. As a result, the Company recorded $2,336 as the write-off of the non-deductible tax asset in the consolidated statement of income for the three months ended December 31, 2011.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenue	$51,050	$53,336	$56,614	$70,232
Gross profit	41,233	43,762	46,155	58,951
Income from operations	12,829	14,898	16,341	22,107
Net income	$8,333	$9,729	$10,465	$14,510
Net income per share:
Basic	$0.14	$0.16	$0.17	$0.23
Diluted	$0.13	$0.14	$0.15	$0.21

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1)	Evaluation of Disclosure Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2011.

(2)	Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the Company’s internal control over financial reporting. See “Report of Independent Registered Accounting Firm” below.

(3)	Changes in Internal Controls over Financial Reporting.

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4)	Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Acme Packet, Inc.

We have audited Acme Packet, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acme Packet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Acme Packet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acme Packet, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Acme Packet, Inc. and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 17, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

2.1(5)	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence Inc. and the stockholder representative named therein

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(1)	Specimen certificate evidencing shares of common stock

10.1(1)	Amended and Restated 2000 Equity Incentive Plan

10.2(1)	2006 Equity Incentive Plan of the Registrant

10.3(4)	Letter Agreement dated as of August 29, 2008 between the Registrant and Peter J. Minihane

10.5(6)	Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant

10.6(14)	Lease Amendment entered into on July 12, 2010 and dated as of June 1, 2010 to the Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant

10.7(10)	Second Amendment to Lease Agreement entered into on June 10, 2011 and dated as of June 10, 2011 to the Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant

10.8(1)	2006 Director Option Plan of the Registrant

10.9(11)	2011 Employee Stock Purchase Plan

10.10(7)	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan

10.11(7)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for employees and consultants

10.12(7)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Directors

10.13(7)	Form of Non-Statutory Stock Option Agreement for the 2006 Director Option Plan

10.14(12)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Management

10.15(8)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Employees

10.16(9)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Executive Officers

Exhibit No.	Description

10.17(13)	Restricted Stock Unit Agreement, by and between James J. Hourihan and the Registrant, dated as of October 25, 2011

14.1(3)	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to Registrant’s Form S-1 Registration Statement (File No. 333-134683)
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 23, 2012 (File No. 001-33041)
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 15, 2007 (File No. 001-33041)
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2008 (File No. 001-33041)
(5)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (File No. 001-33041)
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 14, 2009 (File No. 001-33041)
(7)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (File No. 333-138541)
(8)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (File No. 333-157944)
(9)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on February 3, 2010 (File No. 001-33041)
(10)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on June 16, 2011 (File No. 001-33041)
(11)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on May 11, 2011 (File No. 001-33041)
(12)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on October 21, 2011 (File No. 001-33041)
(13)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on October 27, 2011 (File No. 001-33041)
(14)	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q filed on October 28, 2010 (File No. 001-33041)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME PACKET, INC. (Registrant)

Date: February 17, 2012	By:	/s/ ANDREW D. ORY Andrew D. Ory President and Chief Executive Officer

Date: February 17, 2012	By:	/s/ PETER J. MINIHANE Peter J. Minihane Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and dates indicated.

Signature	Title	Date

/S/ ANDREW D. ORY Andrew D. Ory	President and Chief Executive Officer; Director (Principal Executive Officer)	February 17, 2012

/S/ PETER J. MINIHANE Peter J. Minihane	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	February 17, 2012

/S/ GARY J. BOWEN Gary J. Bowen	Director	February 17, 2012

/S/ DAVID B. ELSBREE David B. Elsbree	Director	February 17, 2012

/S/ ROBERT C. HOWER Robert C. Hower	Director	February 17, 2012

/S/ PATRICK J. MELAMPY Patrick J. MeLampy	Director	February 17, 2012

/S/ ROBERT G. ORY Robert G. Ory	Director	February 17, 2012

/S/ J. RUSSELL MUIRHEAD J. Russell Muirhead	Director	February 17, 2012