Form 10-Q
period 2012-03-31
ACME PACKET INC
filed 2012-05-03
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2012: 68,357,725

ACME PACKET, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

ACME PACKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$128,151	$160,403
Short-term investments	247,713	191,672
Accounts receivable, net of allowance of $1,768 and $1,571, respectively	60,568	59,739
Inventory	11,003	10,246
Deferred product costs	864	1,515
Deferred tax asset, net	4,809	4,809
Income taxes receivable	4,634	4,341
Other current assets	5,183	4,385

Total current assets	462,925	437,110
Long-term investments	25,451	20,096
Property and equipment, net	27,530	26,252
Intangible assets, net	8,078	8,569
Goodwill	3,778	3,778
Deferred tax asset, net	18,371	18,371
Other assets	239	230

Total assets	$546,372	$514,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,125	$10,318
Accrued expenses and other current liabilities	13,238	12,715
Deferred revenue	34,822	22,261

Total current liabilities	55,185	45,294

Deferred rent	4,495	4,533

Deferred revenue, net of current portion	2,304	2,049

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding — 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 75,110,020 and 74,386,524 shares, respectively	75	74
Additional paid-in capital	383,191	363,769
Treasury stock, at cost — 6,780,061 shares	(37,522)	(37,522)
Accumulated other comprehensive income	7	1
Retained earnings	138,637	136,208

Total stockholders’ equity	484,388	462,530

Total liabilities and stockholders’ equity	$546,372	$514,406

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Product	$53,464	$59,742
Maintenance, support and service	17,366	14,225

Total revenue	70,830	73,967

Cost of revenue (1):
Product	9,978	9,945
Maintenance, support and service	3,958	3,006

Total cost of revenue	13,936	12,951

Gross profit	56,894	61,016

Operating expenses (1):
Sales and marketing	31,002	23,703
Research and development	15,097	11,294
General and administrative	6,438	4,577
Merger and integration-related costs	37	180

Total operating expenses	52,574	39,754

Income from operations	4,320	21,262

Other income (expense):
Interest income	115	210
Other expense	(21)	(108)

Total other income, net	94	102

Income before provision for income taxes	4,414	21,364
Provision for income taxes	1,985	7,655

Net income	$2,429	$13,709

Net income per share (Note 8):
Basic	$0.04	$0.21
Diluted	$0.03	$0.19
Weighted average number of common shares used in the calculation of net income per share:
Basic	67,953,550	65,076,303
Diluted	70,858,871	70,476,973

Comprehensive income	$2,436	$13,751
(1) Amounts include stock-based compensation expense, as follows:

Cost of product revenue	$422	$224
Cost of maintenance, support and service revenue	690	395
Sales and marketing	6,292	3,298
Research and development	4,229	1,971
General and administrative	2,052	898

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$2,429	$13,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,467	1,929
Amortization of intangible assets	491	429
Provision for accounts receivable allowances	216	130
Amortization of premium/discount on investments	337	361
Stock-based compensation expense	13,685	6,786
Provision for excess and obsolete inventory	—	348
Excess tax benefit related to exercise of stock options	(1,986)	(11,687)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,045)	(8,536)
Inventory	(757)	(755)
Deferred product costs	651	1,882
Other assets	(1,100)	(1,620)
Accounts payable	(3,193)	1,449
Accrued expenses, other current liabilities and deferred rent	1,684	655
Deferred revenue	12,816	6,461

Net cash provided by operating activities	26,695	11,541

Investing activities
Purchases of property and equipment	(3,745)	(4,644)
Purchases of marketable securities	(214,536)	(149,106)
Proceeds from sale and maturities of marketable securities	152,809	153,662
Cash paid for acquisition, net	—	(4,185)

Net cash used in investing activities	(65,472)	(4,273)

Financing activities
Proceeds from exercise of stock options	4,539	8,300
Excess tax benefit related to exercise of stock options	1,986	11,687

Net cash provided by financing activities	6,525	19,987

Net (decrease) increase in cash and cash equivalents	(32,252)	27,255
Cash and cash equivalents at beginning of period	160,403	91,669

Cash and cash equivalents at end of period	$128,151	$118,924

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2012 and statements of income and comprehensive income and cash flows for the three months ended March 31, 2012 and 2011. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

As of March 31, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed.

Subsequent Events

On April 25, 2012, the Company acquired privately held IPTEGO GmbH (Iptego), an IP communications network management software company for approximately $21,000 in cash. Based in Berlin, Germany, Iptego is a rapidly growing provider of software solutions that offer real-time, end-to-end communications network intelligence, voice and video operations monitoring, customer experience management and fraud prevention and detection. This acquisition and Iptego’s operations prior to the acquisition are not material to the Company’s financial statements. In connection with the acquisition of Iptego, the Company incurred $37 of merger and integration-related costs during 2012, which the Company recorded as an expense in its condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2012.

2. Cash, Cash Equivalents, Short and Long-Term Investments

Cash, cash equivalents, short and long-term investments as of March 31, 2012 and December 31, 2011 consist of the following:

	As of March 31, 2012
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$83,367	$83,367	$83,367
Money market funds	Demand	5,004	5,004	5,004
U.S. agency notes—available-for-sale	33 – 45 days	6,006	6,028	6,028
U.S. agency notes—held-to-maturity	4 – 61 days	33,752	33,750	33,752

Total cash and cash equivalents		$128,129	$128,149	$128,151

U.S. agency notes—available-for-sale	2 – 420 days	$87,945	$87,951	$87,951
U.S. agency notes—held-to-maturity	25 – 334 days	159,762	159,752	159,762

Total short-term marketable securities		$247,707	$247,703	$247,713

U.S. agency notes—held-to-maturity	380 – 438 days	$25,451	$25,447	$25,451

Total long-term marketable securities		$25,451	$25,447	$25,451

	As of December 31, 2011
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$112,735	$112,735	$112,735
Money market funds	Demand	5,938	5,938	5,938
U.S. agency notes—available-for-sale	20 – 88 days	10,000	9,999	9,999
U.S. agency notes—held-to-maturity	25 – 65 days	31,731	31,728	31,731

Total cash and cash equivalents		$160,404	$160,400	$160,403

U.S. agency notes—available-for-sale	15 – 426 days	$89,954	$89,242	$89,242
U.S. agency notes—held-to-maturity	32 – 352 days	102,430	102,442	102,430

Total short-term marketable securities		$192,384	$191,684	$191,672

U.S. agency notes—held-to-maturity	374 – 439 days	$20,096	$20,097	$20,096

Total long-term marketable securities		$20,096	$20,097	$20,096

To date, realized gains and losses from the sales of cash equivalents or short or long-term investments have been immaterial.

3. Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and finished products. Inventory is comprised of the following as of:

	March 31, 2012	December 31, 2011
Raw materials	$3,652	$3,181
Finished goods	7,351	7,065

Total inventory	$11,003	$10,246

4. Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended March 31,
	2012	2011

Customer A	16%	*
Customer B	*	11%

*	Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as of:

	March 31, 2012		December 31, 2011
Customer C	*	%	28%

*	Less than 10% of total accounts receivable.

5. Product Warranties

The following is a summary of changes in the amount reserved for warranty costs for the three months ended March 31, 2012:

Balance at December 31, 2011	$98
Provision for warranty costs	242
Uses/reductions	(175)

Balance at March 31, 2012	$165

6. Stock-Based Compensation

The weighted-average assumptions utilized to determine the fair value of stock options granted and shares issued under the Company’s Employee Stock Purchase Plan was estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2012	2011
Employee Stock Options
Risk-free interest rate	0.76%	2.18%
Expected volatility	79.50%	59.75%
Expected life in years	3.99	4.75
Dividend yield	—	—

	Three Months Ended March 31,
	2012	2011
Purchase Plan
Risk-free interest rate	0.05%	—%
Expected volatility	82.36%	—%
Expected life in years	0.50	—
Dividend yield	—	—

The Company recorded stock-based compensation expense of $13,685 and $6,786 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $118,987 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.75 years. Of the $13,685 recorded in the three months ended March 31, 2012, $787 relates to the Company’s first quarter 2012 bonus, which will be paid out as stock in the second quarter of 2012 and has been accrued for as bonus expense in the March 31, 2012 financial statements.

The following is a summary of the status of the Company’s stock options as of March 31, 2012 and the stock option activity for all stock option plans during the three months ended March 31, 2012:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)

Outstanding at December 31, 2011	9,344,681	$0.20 – 82.02	$24.18
Granted	3,065,314	27.26 – 34.29	34.22
Canceled	(140,533)	4.35 – 82.02	39.13
Exercised	(556,899)	0.20 – 28.44	8.15		$17,609

Outstanding at March 31, 2012	11,712,563	0.20 – 82.02	27.39	5.21	$107,978

Exercisable at March 31, 2012	3,837,183	0.20 – 82.02	16.70	4.18	$61,961

Vested or expected to vest at March 31, 2012 (2)	11,105,722	0.20 – 82.02	26.79	5.15	$107,142

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 30, 2012 of $27.52, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of March 31, 2012 plus the number of unvested options expected to vest as of March 31, 2012 based on the unvested options outstanding at March 31, 2012, adjusted for the estimated forfeiture rate.

The following is a summary of the Company’s unvested RSUs outstanding at March 31, 2012 and the changes during the three months then ended:

	Number of shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	346,732	$21.91
Granted	23,000	34.29
Vested	(166,597)	16.62
Forfeited	(1,666)	13.04

Unvested at March 31, 2012	201,469	27.77

7. Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is presented separately on the balance sheet as required, and relates to unrealized gains on available-for-sale securities in the three months ended March 31, 2012 and 2011.

Comprehensive income for the periods indicated is as follows:

	Three Months Ended March 31,
	2012	2011

Net income	$2,429	$13,709
Unrealized gain on available-for-sale securities	7	42

Comprehensive income	$2,436	$13,751

8. Net Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2012	2011

Weighted-average number of common shares used in calculating basic net income per share	67,953,550	65,076,303
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	2,819,308	5,219,048
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	86,013	181,622

Weighted-average number of common shares used in computing diluted net income per share	70,858,871	70,476,973

In the computation of the diluted weighted-average number of common shares outstanding, 4,882,020 and 980,692 weighted-average common share equivalents underlying outstanding stock options have been excluded from the computation as of March 31, 2012 and 2011, respectively, as their effect would have been antidilutive.

9. Income Taxes

For the three months ended March 31, 2012 and 2011, the Company’s effective income tax rate was approximately 45% and 36%, respectively. As of March 31, 2012, the Company expects to realize recorded net deferred tax assets of $23,180. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded net deferred tax asset. The realization of the Company’s net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. Approximately $17,839 of the deferred tax assets recorded as of March 31, 2012 was attributable to benefits associated with stock-based compensation charges. In accordance with the provision of ASC 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

10. Commitments and Contingencies

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation.

At March 31, 2012 the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows that have not been disclosed.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

11. Segment Information

Geographic Data

Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended March 31,
	2012	2011

United States and Canada	$43,815	$44,602
International	27,015	29,365

Total	$70,830	$73,967

During the three months ended March 31, 2012 and 2011, no one international country contributed more than 10% of the Company’s total revenue.

As of March 31, 2012 and 2011, property and equipment at locations outside the U.S. were not material.

12. Fair Value Measurements

The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of March 31, 2012:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	$5,004	$—	$—	$5,004
U.S. agency notes	—	39,778	—	39,778
Restricted cash	69	—	—	69

Total cash equivalents and restricted cash	5,073	39,778	—	44,851

Short-term U.S. agency notes	—	247,703	—	247,703
Long-term U.S. agency notes	—	25,447	—	25,447

Total investments	—	273,150	—	273,150

Total assets	$5,073	$312,928	$—	$318,001

Realized gains and losses from sales of the Company’s investments are included in other income and unrealized gains and losses from available-for-sale securities are included as a separate component of stockholders’ equity unless the loss is determined to be other-than-temporary. The Company has not incurred any other-than-temporary losses to date.

The Company measures eligible assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2012.

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

In addition to SBCs, session delivery networks need additional products to perform critical roles:

•	Session manager, or SM, manages user access and interface application servers;

•	Multiservice security gateway, or MSG, secures session delivery of data and voice services over untrusted Internet and wireless fidelity, or WiFi, access networks;

•	Diameter signaling controller, or DSC, controls diameter signaling within long-term evolution, or LTE, networks and enable LTE data and voice session roaming;

•	Session-aware load balancer, or SLB, scales border control for SBC, MSG and DSC deployments;

•	Session routing proxy, or SRP, routes sessions to and from access and interconnect borders;

•	Application session controller, or ASC, enables Web 2.0 server applications to initiate and control sessions; and

•	Session recorder, or SR, performs session recording for the session delivery network.

Acme Packet’s session delivery network solutions are used by over 1,600 Acme Packet customers in 108 countries. Our customers include fixed line, cable, mobile, transit and over-the-top, or OTT, communication service providers, as well as enterprises, contact centers and government organizations.

We sell our products and support services through over 230 distribution partners and through our direct sales force. Our distribution partners include many of the largest networking and IP communications equipment vendors throughout the world.

Our headquarters are located in Bedford, Massachusetts. We maintain sales offices in Beijing, China; Ipswich, United Kingdom; Madrid, Spain; Moscow, Russia; Seoul, South Korea and Tokyo, Japan. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Saudi Arabia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the U.S. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.

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

Key Financial Statistics

Some of our key financial statistics for the first quarter of 2012, as compared to the same metric for the first quarter of 2011, include the following:

•	Total revenue was $70.8 million compared to $74.0 million,

•	Net income was $2.4 million compared to $13.7 million,

•	Earnings per share was $0.03 per share on a diluted basis compared to $0.19 per share on a diluted basis,

•	Cash provided by operating activities was $26.7 million compared to $11.5 million, and

•	Cash provided by financing activities was $6.5 million compared to $20.0 million.

The Acme Packet Strategy

Principal elements of our strategy include:

•

Continuing to satisfy the evolving session delivery network requirements of enterprises and fixed-line, mobile and OTT service providers. Our network deployments position us to gain valuable knowledge that we can use to expand our product portfolio and enhance our products’ features and functionality. We may develop new products organically or through selective acquisitions.

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

Factors That May Affect Future Performance

•

Global Macroeconomic Conditions. We believe that the capital budgets and spending initiatives of some of our core customers — service providers, enterprises, government agencies and contact centers — may be affected by ongoing worldwide economic conditions. Our ability to generate revenue from these core customers is dependent on the status of such budgets and initiatives.

•

Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) the cost of acquiring our products for sale, (e) new product introductions, (f) the mix of sales channels through which our products are sold, and (g) the costs of manufacturing our hardware products and providing our related support services. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity, support for higher number of security protocols and a larger number of feature groups) will generally have a higher average selling price than those systems sold and licensed with lower software content. If customers begin to purchase systems with lower software content, this may have a negative impact on our revenue and gross margins.

•

Competition. Competition in our product categories is strong and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise markets for session delivery network solutions, we expect competition to persist and intensify in the future as the market grows. Our competitors vary by market segment and product category. In the service provider market, our primary competitors include GENBAND Inc., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd., Metaswitch Networks Ltd. and Sonus Networks Inc. In the enterprise market segment, our primary competitor is Cisco Systems, Inc. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the session delivery network solutions market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including distribution partners.

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

•

Managing Growth. We significantly expanded our operations in 2011 and the first three months of 2012. During the period from January 1, 2011 through March 31, 2012 we increased the number of our employees and full time independent contractors by 34%, from 570 to 764. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.

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

We offer our products and services indirectly through distribution partners and directly through our sales force. Our distribution partners include networking and telecommunications equipment vendors throughout the world. Our distribution partners generally purchase our products after they have received a purchase order from their customer and, generally, do not maintain an inventory of our products in anticipation of sales to their customers. Generally, the pricing offered to our distribution partners will be lower than to our direct customers.

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

Cost of Revenue

Cost of product revenue consists primarily of (a) third party manufacturers’ fees for purchased materials and services, combined with our expenses for (b) salaries, wages and related benefits for our manufacturing personnel, (c) related overhead, (d) provision for inventory obsolescence, (e) amortization of intangible assets and (f) stock-based compensation. Amortization of intangible assets represents the amortization of developed technologies from our acquisitions of Covergence Inc. and Newfound Communications, Inc., or Newfound Communications.

Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits for our support and service personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) material costs consumed in the provision of services (e) stock-based compensation and (f) warranty costs.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative, and merger and integration-related expenses. Personnel related costs are the most significant component of our operating expenses. During the period from January 1, 2011 through March 31, 2012, we increased the number of our employees and full time independent contractors by 36%, from 486 to 660. We expect to continue to hire new employees to support our anticipated growth.

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

Merger and integration related expenses consist of transaction expenses related to business acquisitions and consist of costs related to professional service fees related to the acquisition.

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense. We expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three months ended March 31, 2012 and 2011, we recorded expense of $13.7 million and $6.8 million, respectively, in connection with share-based payment awards. Based on share-based awards granted from 2007 through 2012, a future expense of non-vested options of $119.0 million is expected to be recognized over a weighted-average period of 2.75 years.

Other Income (Expense)

        Other income consists primarily of gains or losses from foreign currency translation adjustments of our international activities. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income. Other income also includes interest income earned on cash, cash equivalents and investments. We have invested cash in high quality securities and are not materially affected by fluctuations in interest rates.

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the Securities and Exchange Commission, or SEC, on February 17, 2012.

We believe that our significant accounting policies, which are more fully described in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, have not materially changed from those described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,
	2012		2011
		Percentage of Total		Percentage of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$53,464	75%	$59,742	81%	$(6,278)	(11)%
Maintenance, support and service	17,366	25	14,225	19	3,141	22

Total revenue	$70,830	100%	$73,967	100%	$(3,137)	(4)

Revenue by Geography:
United States and Canada	$43,815	62%	$44,602	60%	$(787)	(2)
International	27,015	38	29,365	40	(2,350)	(8)

Total revenue	$70,830	100%	$73,967	100%	$(3,137)	(4)

Revenue by Sales Channel:
Direct	$39,769	56%	$37,449	51%	$2,320	6
Indirect	31,061	44	36,518	49	(5,457)	(15)

Total revenue	$70,830	100%	$73,967	100%	$(3,137)	(4)

The $6.3 million decrease in product revenue was primarily due to a decrease in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (driven by higher session capacity support, higher number of signaling protocols or a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. This decrease was partially offset by a slight increase in the number of systems sold. The decline in product revenue was primarily due to our indirect sales channel, partially offset by an increase in our direct sales channel. Indirect product revenues decreased $7.6 million, due to a $4.7 million decrease attributable to our customers in the U.S. and Canada as well as a decrease of $2.8 million related to our international customers. Direct product revenues increased $1.3 million, primarily due to an increase of $1.9 million attributable to customers in the U.S. and Canada partially offset by a decrease of $616,000 related to our international customers.

Maintenance, support and service revenue increased by $3.1 million, primarily due to increases in maintenance and support fees associated with the growth of our installed product base. Indirect maintenance, support and service revenues increased $2.1 million, primarily due to an increase of $1.3 million related to our customers in the U.S. and Canada as well as an increase of $876,000 attributable to our international customers. Direct maintenance, support and service revenues increased $1.0 million primarily due to a $771,000 increase attributable to our customers in the U.S. and Canada as well as an increase of $235,000 attributable to our international customers.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2012		2011
		Percentage of Related		Percentage of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$9,978	19%	$9,945	17%	$33	* %
Maintenance, support and service	3,958	23	3,006	21	952	32

Total cost of revenue	$13,936	20	$12,951	18	$985	8

Gross Profit:
Product	$43,486	81	$49,797	83	$(6,311)	(13)
Maintenance, support and service	13,408	77	11,219	79	2,189	20

Total gross profit	$56,894	80	$61,016	82	$(4,122)	(7)

*	Not meaningful

The $33,000 increase in cost of product revenue was primarily due to (a) a $198,000 increase in stock-based compensation expense, (b) a $113,000 increase in direct product costs resulting from a slight increase in the number of systems recognized as revenue as well as a slight decrease in the average cost per system, (c) a $90,000 increase in depreciation and amortization expense, and (d) an $84,000 increase in other taxes and fees. These increases were offset by a $413,000 decrease in other cost of goods sold related to changes in the Company’s inventory reserves.

The $952,000 increase in cost of maintenance, support and service revenue was primarily due to (a) a $295,000 increase in stock-based compensation expense, (b) a $269,000 increase in costs associated with performance of our maintenance and warranty obligations, (c) a $159,000 increase in salaries and related benefits corresponding to a 16% increase in employee headcount for our services organization to support our rapidly growing customer base, and (d) a $77,000 increase in facilities costs and related overhead.

Product gross margin decreased by two percentage points, primarily due to a decrease in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades and the mix of system platforms purchased by our customers partially offset by a slight increase in the number of systems sold.

Gross margin on maintenance, support and service revenue decrease by two percentage points, primarily due an increase in costs associated with the performance of our maintenance obligations without a corresponding increase in maintenance, support and service revenue, which resulted in maintenance, support and service costs being absorbed by a lower revenue base.

We expect cost of product, maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Three Months Ended March 31,
	2012		2011
		Percentage of Total		Percentage of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$31,002	44%	$23,703	32%	$7,299	31%
Research and development	15,097	21	11,294	16	3,803	34
General and administrative	6,438	9	4,577	6	1,861	41
Merger and integration-related costs	37	*	180	*	(143)	(79)

Total operating expenses	$52,574	74%	$39,754	54%	$12,820	32

*	Not meaningful

        The $7.3 million increase in sales and marketing expense was primarily due to (a) a $3.0 million increase in stock-based compensation expense, (b) a $2.0 million increase in salaries, commissions and other benefits associated with a 27% increase in the number of sales and marketing personnel, (c) a $689,000 increase in training costs, (d) a $474,000 increase in third party services, (e) a $458,000 increase in travel and entertainment expenses reflecting the aforementioned increase in related headcount, (f) a $301,000 increase in depreciation and amortization expense primarily due to capital expenditures for evaluation systems, (g) a $234,000 increase in facility costs, and (h) a $107,000 increase in expenditures associated with marketing programs including trade shows. The balance was due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars and will remain relatively consistent as a percentage of total revenue for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.

The $3.8 million increase in research and development expense was primarily due to (a) a $2.3 million increase in stock-based compensation expense, (b) a $715,000 increase in salaries and other benefits associated with a 10% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing, (c) a $238,000 increase in spending on engineering supplies, (d) a $235,000 increase in depreciation and amortization expense, and (e) a $219,000 increase in third party services. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and will remain relatively consistent as a percentage of total revenue, with historical rates, for the foreseeable future.

The $1.9 million increase in general and administrative expense was primarily due to (a) a $1.2 million increase in stock-based compensation expense, (b) a $226,000 increase in legal fees, (c) a $234,000 increase in audit and tax fees, (c) a $164,000 increase in taxes and other fees, and (d) a $162,000 increase in bad debt expense. The balance was due to increased facility and overhead costs. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company. However, we expect general and administrative expense will remain relatively consistent as a percentage of total revenue, with historical rates, for the foreseeable future.

During the first quarter of 2012, we incurred $37,000 of merger and integration-related costs associated with our acquisition of IPTEGO, GmbH, which closed on April 25, 2012. During the first quarter of 2011, we incurred $180,000 of merger and integration-related costs associated with our acquisition of Newfound Communications, which closed on January 20, 2011.

Other Income (Expense)

	Three Months Ended March 31,
	20112			2011
		Percentage of Total			Percentage of Total		Period-to-Period Change
	Amount	Revenue		Amount	Revenue		Amount	Percentage
	(dollars in thousands)
Interest income	$115	*	%	$210	*	%	$(95)	(45)%
Other expense	(21)	*		(108)	*		87	(81)

Total other income, net	$94	*	%	$102	*	%	$(8)	(8)

*	Not meaningful

Interest income consisted of interest generated from the investment of our cash balances. The decrease in interest income was primarily due to a decrease in the average interest rate partially offset by an increase in the average cash balance in the three months ended March 31, 2012.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in expense from 2011 to 2012 was primarily due to fluctuations in the value of the Euro and British Pound.

Provision for Income Taxes

	Three Months Ended March 31,				Period-to-Period
	2012		2011		Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$1,985	3%	$7,655	10%	$(5,670)	(74)%

For the three months ended March 31, 2012 and 2011, our effective tax rates were 45% and 36%, respectively. The higher effective tax rate in the three months ended March 31, 2012 was primarily related to the expiration of the federal research and development tax credit as of December 31, 2011, as well as the fact that income before provision for income taxes was significantly lower for the three months ended March 31, 2012 as compared to March 31, 2011, resulting in greater effects on the effective tax rate of reconciling items.

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

Key measures of our liquidity are as follows:

	As of and for the Three Months Ended March 31, 2012	As of and for the Year Ended December 31, 2011
	(in thousands)
Cash and cash equivalents	$128,151	$160,403
Short and long-term investments	273,164	211,768
Accounts receivable, net	60,568	59,739
Working capital	407,740	391,816
Cash provided by operating activities	26,695	55,341
Cash used in investing activities	(65,472)	(49,036)
Cash provided by financing activities	6,525	62,429

Cash, cash equivalents, short and long-term investments. Our cash and cash equivalents at March 31, 2012 were invested primarily in high quality securities and are not materially affected by fluctuations in interest rates. Our short and long-term investments consist of high quality government treasuries and bonds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $69,000 at March 31, 2012 and December 31, 2011, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our sales office in Madrid, Spain.

Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and related invoicing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive a cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 77 days at March 31, 2012 and 65 days at December 31, 2011. The increase in DSOs from the fourth quarter of 2011 to the first quarter of 2012 was primarily related to the continued aging of receivables. While we believe that all of these receivables remain collectible, we have recorded additional allowances for uncollectible accounts in accordance and consistent with our historic methodology.

Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, impairment of intangible assets, deferred income taxes, provision for bad debts, stock-based compensation, offset by the associated excess tax benefit, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2012 was $26.7 million and consisted of (a) $2.4 million of net income, (b) non-cash deductions of $15.2 million consisting primarily of $13.7 million of stock-based compensation, $3.0 million of depreciation and amortization, $337,000 in amortization of premium/discount on investments and $216,000 in provisions for bad debts all of which were partially offset by a deduction of $2.0 million related to the tax savings from the exercise, by employees, of stock and (c) $9.1 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $12.8 million increase in deferred revenue, a $1.7 million increase in accrued expenses and other liabilities and a $651,000 decrease in deferred product costs, partially offset by a decrease of $3.2 million in accounts payable, an increase of $1.0 million in accounts receivable, an increase of $1.1 million in other assets and a $757,000 increase in inventory.

Investing activities. Cash used in investing activities in the three months ended March 31, 2012 was $65.5 million, which included $214.5 million in purchases of marketable securities and $3.7 million in purchases of property and equipment all partially offset by $152.8 million from the maturities and sales of marketable securities.

Financing activities. Net cash provided by financing activities in the three months ended March 31, 2012 included proceeds from the exercise of common stock options in the amount of $4.5 million and $2.0 million of excess tax benefits from the exercise of stock options.

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

Requirements

Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, improvements to our leased corporate headquarters in Bedford, Massachusetts, development of a new enterprise resource planning system and other general purposes to support our growth. Our capital expenditures totaled $3.7 million in the three months ended March 31, 2012. We estimate capital expenditures of $16.0 - $18.0 million in the remainder of 2012.

Contractual obligations and requirements. Our only material contractual obligation relates to the lease of our corporate headquarters in Bedford, Massachusetts.

Off-Balance-Sheet Arrangements

As of March 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe, Asia and Canada is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities and operations of the European, Asian and Canadian subsidiaries are recorded within other income in the consolidated statements of income. If the foreign currency exchange rates fluctuated by 10% as of March 31, 2012, our foreign exchange exposure would have fluctuated by approximately $115,000.

Interest Rate Risk

At March 31, 2012, we had unrestricted cash, cash equivalents, short and long-term investments totaling $401.3 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks discussed below, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our most recent Annual Report on Form 10-K, some of which are updated below. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 11 of this Quarterly Report on Form 10-Q.

Risks Relating to Our Business

We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, one such customer accounted for 16% and 11% of our total revenue in the three months ended March 31, 2012 and 2011, respectively. Additionally, we do not enter into long term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

Sales to the service provider market are especially volatile, and fluctuations in sales orders from this industry may harm our operating results and financial condition.

Sales to the service provider market have been characterized by large and sporadic purchases, in addition to long sales cycles. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, consolidated financial position, results of operations, cash flows, and stock price. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. Finally, service provider customers typically have long implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. Some of our current or prospective customers have and may in the future cancel or delay spending on the development or roll-out of capital and technology projects with us due to the continuing economic uncertainty and, consequently, our consolidated financial position, results of operations or cash flows may be adversely affected. In addition, the ongoing worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. All these factors can add further risk to business conducted with service providers.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses may be adversely affected.

As of March 31, 2012, we had more than 230 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 44% and 49% of our total revenue in the three months ended March 31, 2012 and 2011, respectively. One distribution partner represented 28% of our accounts receivable as of December 31, 2011. Given the ongoing global economic conditions, there is a risk that one or more of our distribution partners could cease operations. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase solutions from our competitors rather than from us. Under our contracts with our distribution partners, generally products are ordered from us by the submission of purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

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

U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash and cash equivalents, including U.S. Treasury securities and U.S.-backed investment vehicles.

Our cash, cash equivalents and investments are held in a variety of interest bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. For example, in August 2011, Standard and Poor’s downgraded the U.S.’s credit rating to account for the risk that U.S. lawmakers would fail to raise the debt ceiling and/or reduce its overall deficit. Such a downgrade could continue to impact the stability of future U.S. treasury auctions and affect the trading market for U.S. government securities. Uncertainty surrounding U.S. congressional action or inaction could impact the trading market for U.S. government securities or impair the U.S. government’s ability to satisfy its obligations under such treasury securities. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities as of March 31, 2012. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We continued to expand our operations in 2011 and the first three months of 2012. During the period from January 1, 2011 through March 31, 2012, we increased the number of our employees and full-time independent contractors by 34%, from 570 to 764. We have also increased the number of our employees and full-time independent contractors located outside the U.S. in multiple countries and as a result we are required to comply with varying local laws for each of these new locations. In addition, our total operating expenses increased by 30% in 2010, 45% in 2011 and for the three months ended March 31, 2012 were 32% higher than for the three months ended March 31, 2011. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the ongoing macroeconomic crisis, and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (Commission File No. 001-33041 09781345))

2.2	Share Purchase and Assignment Agreement, by and between Acme Packet UK Ltd., IPTEGO GmbH and the Sellers listed therein (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2012 (Commission File No. 001-33041-12801707).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683 061103177))

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on January 23, 2012 (File No. 001-33041))

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Directors

99.2	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Executives

99.3	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Employees and Consultants

99.4	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Executives

99.5	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Employees

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC. (Registrant)

	By:	/s/ Andrew D. Ory
Date: May 3, 2012		Andrew D. Ory
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer (Principal Financial Officer)