Form 10-Q
period 2012-06-30
ACME PACKET INC
filed 2012-08-06
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2012: 68,803,928

ACME PACKET, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

ACME PACKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$61,343	$160,403
Short-term investments	305,366	191,672
Accounts receivable, net of allowance of $2,227 and $1,571, respectively	49,792	59,739
Inventory	12,004	10,246
Deferred product costs	786	1,515
Deferred tax asset, net	4,809	4,809
Income taxes receivable	4,599	4,341
Other current assets	5,575	4,385

Total current assets	444,274	437,110
Long-term investments	34,547	20,096
Property and equipment, net	31,469	26,252
Intangible assets, net	21,575	8,569
Goodwill	15,262	3,778
Deferred tax asset, net	18,371	18,371
Other assets	241	230

Total assets	$565,739	$514,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,956	$ 10,318
Accrued expenses and other current liabilities	10,548	12,715
Deferred revenue	29,636	22,261

Total current liabilities	49,140	45,294

Deferred rent	6,597	4,533

Deferred revenue, net of current portion	2,283	2,049

Deferred tax liability	4,733	—

Contingencies (Note 11)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding — 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 75,579,039 and 74,386,524 shares, respectively	75	74
Additional paid-in capital	401,931	363,769
Treasury stock, at cost — 6,780,061 shares	(37,522)	(37,522)
Accumulated other comprehensive (loss) income	(8)	1
Retained earnings	138,510	136,208

Total stockholders’ equity	502,986	462,530

Total liabilities and stockholders’ equity	$565,739	$514,406

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product	$49,556	$64,688	$103,020	$124,430
Maintenance, support and service	18,028	15,045	35,394	29,270

Total revenue	67,584	79,733	138,414	153,700

Cost of revenue (1):
Product	9,785	11,367	19,763	21,312
Maintenance, support and service	3,675	2,525	7,633	5,531

Total cost of revenue	13,460	13,892	27,396	26,843

Gross profit	54,124	65,841	111,018	126,857

Operating expenses (1):
Sales and marketing	32,138	24,736	63,140	48,439
Research and development	16,257	12,719	31,354	24,013
General and administrative	5,849	5,788	12,287	10,365
Merger related costs	576	—	613	180

Total operating expenses	54,820	42,243	107,394	82,997

(Loss) income from operations	(696)	22,598	3,624	43,860

Other (expense) income:
Interest income	162	103	277	313
Other expense	(181)	(299)	(202)	(407)

Total other (expense) income, net	(19)	(196)	75	(94)

(Loss) income before (benefit from) provision for income taxes	(715)	22,402	3,699	43,766
(Benefit from) provision for income taxes	(588)	8,394	1,397	16,049

Net (loss) income	$ (127)	$14,008	$ 2,302	$ 27,717

Net (loss) income per share (Note 9):
Basic	$ (0.00)	$ 0.21	$ 0.03	$ 0.42

Diluted	$ (0.00)	$ 0.20	$ 0.03	$ 0.39

Weighted average number of common shares used in the calculation of net (loss) income per share:
Basic	68,507,111	66,141,163	68,230,330	65,623,359
Diluted	68,507,111	71,033,614	70,923,757	70,839,456

Comprehensive (loss) income	$ (142)	$13,998	$ 2,294	$ 27,749
(1) Amounts include stock-based compensation expense, as follows:
Cost of product revenue	$ 441	$ 304	$ 863	$ 528
Cost of maintenance, support and service revenue	715	478	1,405	873
Sales and marketing	6,539	3,940	12,831	7,238
Research and development	4,333	2,529	8,562	4,500
General and administrative	1,488	1,246	3,540	2,144

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$2,302	$27,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,203	3,136
Amortization of intangible assets	1,346	1,116
Provision for accounts receivable allowances	511	103
Amortization of premium/discount on investments	979	517
Stock-based compensation expense	27,201	15,283
Provision for excess and obsolete inventory	134	853
Excess tax benefit related to exercise of stock options	(1,276)	(19,378)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	10,635	(18,754)
Inventory	(1,892)	(3,912)
Deferred product costs	729	2,524
Other assets	(1,054)	(1,694)
Accounts payable	(1,870)	1,196
Accrued expenses, other current liabilities and deferred rent	(138)	10,204
Deferred revenue	7,509	1,294

Net cash provided by operating activities	50,319	20,205

Investing activities
Purchases of property and equipment	(10,321)	(7,242)
Purchases of marketable securities	(474,249)	(218,991)
Proceeds from sale and maturities of marketable securities	345,116	204,671
Increase in other assets	—	755
Cash paid for acquisition, net of cash acquired	(20,887)	(4,195)

Net cash used in investing activities	(160,341)	(25,002)

Financing activities
Proceeds from exercise of stock options	6,605	14,321
Proceeds from employee stock purchase plan	3,081	—
Excess tax benefit related to exercise of stock options	1,276	19,378

Net cash provided by financing activities	10,962	33,699

Net (decrease) increase in cash and cash equivalents	(99,060)	28,902
Cash and cash equivalents at beginning of period	160,403	91,669

Cash and cash equivalents at end of period	$61,343	$120,571

Supplemental disclosure of cash flow related to acquisition (Note 2):
In connection with the acquisition of IPTEGO GmbH in 2012 and Newfound Communications, Inc. in 2011, the following transactions occurred:
Fair value of assets acquired	$27,417	$4,784
Liabilities assumed related to acquisition	(6,394)	(423)

Total purchase price	21,023	4,361
Less cash and cash equivalents acquired	(136)	(166)

Cash paid for acquisition, net of cash acquired	$20,887	$4,195

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

The Company’s Net-Net product family fulfills demanding security, service assurance and regulatory requirements in service provider, enterprise and contact center networks. Based in Bedford, Massachusetts, the Company designs and manufactures its products primarily in the United States (U.S.).

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2012, statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2012 and 2011 and statements of cash flows for the six months ended June 30, 2012 and 2011. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. In July 2012, the Board of Directors authorized the repurchase of up to $200,000 of the Company’s common stock over the subsequent twelve-month period beginning July 31, 2012 (the common stock purchase plan). The purchase of the Company’s common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded for doing so under insider trading laws.

This common stock repurchase program does not obligate the Company to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through July 30, 2013. Through the date of this filing, the Company has repurchased no shares of its common stock under the common stock repurchase program.

As of June 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed.

2. Business Combination

On April 25, 2012, the Company acquired privately-held IPTEGO GmbH (Iptego), an IP communications network management software company for approximately $21,023 in cash through an acquisition of all outstanding shares of Iptego by the Company’s wholly-owned subsidiary, Acme Packet UK Limited. Subsequent to the balance sheet date, as part of the agreement, the Company paid an additional $300 based on the Company’s final review of Iptego’s closing balance sheet. Based in Berlin, Germany, Iptego is a rapidly growing provider of software solutions that offer real-time, end-to-end communications network intelligence, voice and video operations monitoring, customer experience management and fraud prevention and detection. The Company concluded that the acquisition of Iptego did not represent a material business combination, and therefore, no pro-forma financial information has been provided herein.

This acquisition and Iptego’s operations prior to the acquisition are not material to the Company’s financial statements. In connection with the acquisition of Iptego, the Company incurred $576 and $613 of merger and related costs, which the Company recorded as an expense in its condensed consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2012, respectively.

The transaction was accounted for as a purchase of a business under ASC 805, Business Combinations. Accordingly, the results of operations of Iptego have been included in the accompanying condensed consolidated financial statements since the date of acquisition and were immaterial to the Company’s condensed consolidated financial statements. All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values, which remained preliminary at June 30, 2012. The Company is in the process of completing its valuation of certain intangible assets and deferred revenue. The final allocations of the purchase price to intangible assets, goodwill and the deferred tax asset and liability may differ materially from the information presented in these unaudited condensed consolidated financial statements.

The allocation of the preliminary purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of April 25, 2012. The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the acquired assets and liabilities, including tax assets and liabilities. A summary of the preliminary allocation of the purchase consideration for Iptego is as follows:

Allocation of the purchase consideration:
Cash	$136
Accounts receivable	1,199
Other current assets	147
Property and equipment	99
Goodwill	11,784
Identifiable intangible assets(1)	14,352

Total assets acquired	27,717

Current liabilities	(1,661)
Deferred tax liability	(4,733)

Total liabilities assumed	(6,394)

Net assets acquired	$21,323

(1)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations:

	Amount	Weighted Average Life (Years)
Developed technology	$8,701	9.7
Customer relationships	2,958	3.7
Trade name	2,073	15.7
Non-compete agreement	343	1.7
Trained and assembled workforce	277	1.7

Total	$14,352

3. Cash, Cash Equivalents, Short and Long-Term Investments

Cash, cash equivalents, short and long-term investments as of June 30, 2012 and December 31, 2011 consist of the following:

	As of June 30, 2012
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$31,380	$31,380	$31,380
Money market funds	Demand	845	845	845
U.S. agency notes — available-for-sale	5 - 77 days	13,895	13,920	13,920
U.S. agency notes — held-to-maturity	27 - 60 days	15,198	15,196	15,198

Total cash and cash equivalents		$61,318	$61,341	$61,343

U.S. agency notes — available-for-sale	15 - 409 days	$85,916	$85,903	$85,903
U.S. agency notes — held-to-maturity	53 - 364 days	219,463	219,458	219,463

Total short-term marketable securities		$305,379	$305,361	$305,366

U.S. agency notes — held-to-maturity	366 - 457 days	$34,547	$34,544	$34,547

Total long-term marketable securities		$34,547	$34,544	$34,547

	As of December 31, 2011
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$112,735	$112,735	$112,735
Money market funds	Demand	5,938	5,938	5,938
U.S. agency notes — available-for-sale	20 - 88 days	10,000	9,999	9,999
U.S. agency notes — held-to-maturity	25 - 65 days	31,731	31,728	31,731

Total cash and cash equivalents		$160,404	$160,400	$160,403

U.S. agency notes — available-for-sale	15 - 426 days	$89,954	$89,242	$89,242
U.S. agency notes — held-to-maturity	32 - 352 days	102,430	102,442	102,430

Total short-term marketable securities		$192,384	$191,684	$191,672

U.S. agency notes — held-to-maturity	374 - 439 days	$20,096	$20,097	$20,096

Total long-term marketable securities		$20,096	$20,097	$20,096

To date, realized gains and losses from the sales of cash equivalents or short or long-term investments have been immaterial.

4. Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and finished products. Inventory is comprised of the following as of:

	June 30, 2012	December 31, 2011
Raw materials	$5,968	$4,289
Finished goods	6,036	5,957

Total inventory	$12,004	$10,246

5. Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	13%	12%	14%		*%

*	Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as of:

	June 30, 2012		December 31, 2011
Customer B	12%			*%
Customer C		*	28

*	Less than 10% of total accounts receivable.

6. Product Warranties

The following is a summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2012:

Balance at December 31, 2011	$98
Provision for warranty costs	300
Uses/reductions	(296)

Balance at June 30, 2012	$102

7. Stock-Based Compensation

The weighted-average assumptions utilized to determine the fair value of stock options granted and shares issued under the Company’s Employee Stock Purchase Plan was estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee Stock Options
Risk-free interest rate	0.72%	1.92%	0.75%	2.13%
Expected volatility	77.18%	59.66%	79.11%	59.74%
Expected life in years	3.74	4.97	3.95	4.79
Dividend yield	—	—	—	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Purchase Plan
Risk-free interest rate	0.12%	0.11%	0.12%	0.11%
Expected volatility	58.62%	59.62%	58.62%	59.62%
Expected life in years	0.50	0.50	0.50	0.50
Dividend yield	—	—	—	—

The Company recorded stock-based compensation expense of $13,516 and $8,497 for the three months ended June 30, 2012 and 2011, respectively, and $27,201 and $15,283 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $113,753 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.69 years.

The following is a summary of the status of the Company’s stock options as of June 30, 2012 and the stock option activity for all stock option plans during the six months ended June 30, 2012:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2011	9,344,681	$0.20 - 82.02	$24.18
Granted	3,696,314	22.90 - 34.29	32.83
Canceled	(306,567)	4.35 - 82.02	38.79
Exercised	(838,503)	0.20 - 28.44	7.97		$24,194

Outstanding at June 30, 2012	11,895,925	0.20 - 82.02	27.64	5.14	$54,136

Exercisable at June 30, 2012	4,239,519	0.20 - 82.02	18.57	4.09	$36,473

Vested or expected to vest at June 30, 2012 (2)	11,289,645	0.20 - 82.02	27.16	5.07	$53,916

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 29, 2012 of $18.65, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of June 30, 2012 plus the number of unvested options expected to vest as of June 30, 2012 based on the unvested options outstanding at June 30, 2012, adjusted for the estimated forfeiture rate.

The following is a summary of the Company’s unvested restricted stock units outstanding at June 30, 2012 and the changes during the six months then ended:

	Number of shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	346,732	$21.91
Granted	57,323	29.45
Vested	(200,089)	19.15
Forfeited	(9,996)	13.04

Unvested at June 30, 2012	193,970	27.44

8. Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive (loss) income is presented separately on the balance sheet as required, and relates to unrealized (losses) gains on available-for-sale securities in the three and six months ended June 30, 2012 and 2011.

Comprehensive (loss) income for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(127)	$14,008	$2,302	$27,717
Unrealized (loss) gain on available-for-sale securities	(15)	(10)	(8)	32

Comprehensive (loss) income	$(142)	$13,998	$2,294	$27,749

9. Net (Loss) Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of common shares used in calculating basic net (loss) income per share	68,507,111	66,141,163	68,230,330	65,623,359
Weighted average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	—	4,754,154	2,625,352	5,049,457
Weighted average number of common shares issuable upon vesting of outstanding restricted stock units	—	138,297	68,075	166,640

Weighted average number of common shares used in computing diluted net (loss) income per share	68,507,111	71,033,614	70,923,757	70,839,456

In the computation of the diluted weighted-average number of common shares outstanding, 8,788,771 and 1,787,736 weighted-average common share equivalents underlying outstanding stock options have been excluded from the computation during the three months ended June 30, 2012 and 2011, respectively, and 5,603,858 and 1,386,444 during the six months ended June 30, 2012 and 2011, respectively, as their effect would have been antidilutive.

10. Income Taxes

For the three months ended June 30, 2012 and 2011, the Company’s effective income tax rate was approximately 82% and 37%, respectively, and for the six months ended June 30, 2012 and 2011, the Company’s effective income tax rate was approximately 38% and 37%, respectively. As of June 30, 2012, the Company expects to realize recorded net deferred tax assets of $23,180. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded net deferred tax asset. The realization of the Company’s net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. Approximately $17,839 of the deferred tax assets recorded as of June 30, 2012 was attributable to benefits associated with stock-based compensation charges. In accordance with the provision of ASC 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable. As of June 30, 2012, the Company also has recorded a deferred tax liability of $4,733 associated with the acquisition of Iptego.

11. Contingencies

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. At June 30, 2012 the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows that have not been disclosed.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

12. Segment Information

Geographic Data

Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States and Canada	$36,868	$45,950	$80,683	$90,552
International	30,716	33,783	57,731	63,148

Total	$67,584	$79,733	$138,414	$153,700

During the three and six months ended June 30, 2012 and 2011, no one country outside of the United States contributed more than 10% of the Company’s total revenue.

As of June 30, 2012 and 2011, property and equipment at locations outside the U.S. were not material.

13. Fair Value Measurements

The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of June 30, 2012:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$845	$—	$—	$845
U.S. agency notes	—	29,116	—	29,116
Restricted cash	84	—	—	84

Total cash equivalents and restricted cash	929	29,116	—	30,045

Short-term U.S. agency notes	—	305,361	—	305,361
Long-term U.S. agency notes	—	34,544	—	34,544

Total investments	—	339,905	—	339,905

Total assets	$929	$369,021	$—	$369,950

Realized gains and losses from sales of the Company’s investments are included in other income and unrealized gains and losses from available-for-sale securities are included as a separate component of stockholders’ equity unless the loss is determined to be other-than-temporary. The Company has not incurred any other-than-temporary losses to date.

The Company measures eligible assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three and six months ended June 30, 2012.

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

Overview

Acme Packet, Inc., or Acme Packet, is the leader in session delivery network solutions which enable the trusted, first class delivery of next-generation voice, video, data and unified communications services and applications across Internet Protocol, or IP, networks.

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

In addition to SBCs, session delivery networks need additional products to perform critical roles:

•	The session manager, or SM, manages user access and interface application servers;

•	The multiservice security gateway, or MSG, secures session delivery of data and voice services over untrusted Internet and wireless fidelity, or WiFi, access networks;

•	The diameter signaling controller, or DSC, controls diameter signaling within long-term evolution, or LTE, networks and enable LTE data and voice session roaming;

•	The session-aware load balancer, or SLB, scales border control for SBC, MSG and DSC deployments;

•	The session routing proxy, or SRP, routes sessions to and from access and interconnect borders;

•	The application session controller, or ASC, enables Web 2.0 server applications to initiate and control sessions; and

•	The session recorder, or SR, performs session recording for the session delivery network.

Acme Packet’s session delivery network solutions are used by over 1,775 Acme Packet customers in 109 countries. Our customers include fixed line, cable, mobile, transit and over-the-top, or OTT, communication service providers, as well as enterprises, contact centers and government organizations.

We sell our products and support services through over 250 distribution partners and through our direct sales force. Our distribution partners include many of the largest networking and IP communications equipment vendors throughout the world.

Our headquarters are located in Bedford, Massachusetts. We maintain offices in Beijing, China; Berlin, Germany; Frankfurt, Germany; Ipswich, United Kingdom; Madrid, Spain; Moscow, Russia; Seoul, South Korea and Tokyo, Japan. We also have employees and independent contractors in Argentina, Australia, Belgium, Brazil, Canada, Columbia, Croatia, Czech Republic, France, Hong Kong, India, Indonesia, Israel, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Saudi Arabia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the U.S. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.

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

Key Financial Statistics

Some of our key financial statistics for the second quarter of 2012, as compared to the same metric for the second quarter of 2011, include the following:

•	Total revenue was $67.6 million compared to $79.7 million,

•	Net (loss) income was $(127,000) compared to $14.0 million,

•	Net (loss) income was $(0.00) per share on a diluted basis compared to $0.20 per share,

•	Cash provided by operating activities was $23.6 million compared to $8.7 million, and

•	Cash provided by financing activities was $4.4 million compared to $13.7 million.

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

•

Gross Margin. Our gross margin has been, and will continue to be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold, (c) the level of software license upgrades, (d) the cost of acquiring our products for sale, (e) new product introductions, (f) the mix of sales channels through which our products are sold, (g) the costs of manufacturing our hardware products and providing our related support services, and (h) stock-based compensation expense. Customers license our software in various configurations depending on each customer’s requirements for session capacity, feature groups and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. Systems with higher software content (higher session capacity, support for higher number of security protocols and a larger number of feature groups) will generally have a higher average selling price than those systems sold and licensed with lower software content. If customers begin to purchase systems with lower software content, this may have a negative impact on our revenue and gross margins.

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

•

Evolution of the Session Delivery Network Solutions Market. The market for our products is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement our solutions. Demand is also dependent upon the respective geographic regions where our customers are located. For example, in 2011 and again in the second quarter of 2012, we experienced a level of demand that was lower than we had expected from our service provider customers in North America, which had an adverse effect on our operations.

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

•

Managing Growth. We significantly expanded our operations in 2011 and the first six months of 2012. During the period from January 1, 2011 through June 30, 2012 we increased the number of our employees and full time independent contractors by 46%, from 570 to 831, with 30 employees added through the acquisition of IPTEGO GmbH in April 2012. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.

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

Cost of Revenue

Cost of product revenue consists primarily of (a) third party manufacturers’ fees for purchased materials and services, combined with our expenses for (b) salaries, wages and related benefits for our manufacturing personnel, (c) related overhead, (d) provision for inventory obsolescence, (e) amortization of intangible assets and (f) stock-based compensation. Amortization of intangible assets represents the amortization of developed technologies from our acquisitions of Covergence Inc., Newfound Communications, Inc., or Newfound Communications and IPTEGO GmbH, or Iptego.

Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits for our support and service personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) material costs consumed in the provision of services, (e) stock-based compensation and (f) warranty costs.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative, and merger and related expenses. Personnel related costs are the most significant component of our operating expenses. During the period from January 1, 2011 through June 30, 2012, we increased the number of our employees and full time independent contractors by 50%, from 486 to 728. We expect to continue to hire new employees to support our anticipated growth.

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

Merger and related expenses consist of transaction expenses related to business acquisitions and generally consist of costs related to professional service fees.

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense. We expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three months ended June 30, 2012 and 2011, we recorded expense of $13.5 million and $8.5 million, respectively, and for the six months ended June 30, 2012 and 2011, we recorded expense of $27.2 million and $15.3 million, respectively, in connection with share-based payment awards. Based on share-based awards granted from 2007 through 2012, a future expense of non-vested options of $113.8 million is expected to be recognized over a weighted-average period of 2.69 years.

Other (Expense) Income

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$49,556	73%	$64,688	81%	$(15,132)	(23)%
Maintenance, support and service	18,028	27	15,045	19	2,983	20

Total revenue	$67,584	100%	$79,733	100%	$(12,149)	(15)

Revenue by Geography:
United States and Canada	$36,868	55%	$45,950	58%	$(9,082)	(20)
International	30,716	45	33,783	42	(3,067)	(9)

Total revenue	$67,584	100%	$79,733	100%	$(12,149)	(15)

Revenue by Sales Channel:
Direct	$32,684	48%	$32,282	40%	$402	1
Indirect	34,900	52	47,451	60	(12,551)	(26)

Total revenue	$67,584	100%	$79,733	100%	$(12,149)	(15)

The $15.1 million decrease in product revenue was primarily due to a 31% decrease in the number of systems sold, which was principally driven by weakness in the North American service provider market. This decrease was partially offset by a 5% increase in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (driven by higher session capacity support, higher number of signaling protocols or a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The decline in product revenue was primarily due to a decrease in our indirect sales channel and to a lesser extent a decrease in our direct sales channel. Indirect product revenues decreased $14.2 million, due to an $8.1 million decrease attributable to our customers in the U.S. and Canada as well as a decrease of $6.1 million related to our international customers. Direct product revenues decreased $894,000, primarily due to a decrease of $2.5 million attributable to customers in the U.S. and Canada partially offset by an increase of $1.7 million related to our international customers.

Maintenance, support and service revenue increased by $3.0 million, primarily due to increases in maintenance and support fees associated with the growth of our installed product base. Indirect maintenance, support and service revenues increased $1.7 million, primarily due to an increase of $1.1 million related to our international customers as well as an increase of $559,000 attributable to our customers in the U.S. and Canada. Direct maintenance, support and service revenues increased $1.3 million primarily due to a $1.1 million increase attributable to our customers in the U.S. and Canada as well as an increase of $212,000 attributable to our international customers.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$9,785	20%	$11,367	18%	$(1,582)	(14)%
Maintenance, support and service	3,675	20	2,525	17	1,150	46

Total cost of revenue	$13,460	20	$13,892	17	$(432)	(3)

Gross Profit:
Product	$39,771	80	$53,321	82	$(13,550)	(25)
Maintenance, support and service	14,353	80	12,520	83	1,833	15

Total gross profit	$54,124	80	$65,841	83	$(11,717)	(18)

The $1.6 million decrease in cost of product revenue was primarily due to a $2.1 million decrease in direct product costs resulting from a decrease in the number of systems sold. This decrease was partially offset by (a) a $245,000 increase in other cost of goods sold related to increases in the Company’s inventory reserves, (b) a $137,000 increase in stock-based compensation expense, (c) a $107,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, and (d) a $72,000 increase in amortization of intangible assets.

The $1.2 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $356,000 increase in costs associated with performance of our maintenance and warranty obligations, (b) a $291,000 increase in salaries and related benefits corresponding to a 7% increase in employee headcount for our services organization to support our rapidly growing customer base, (c) a $237,000 increase in stock-based compensation expense, and (d) a $192,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts.

Product gross margin decreased by two percentage points, primarily due to a decrease in the number of systems sold which resulted in costs associated with our internal manufacturing efforts being absorbed by a lower product volume base.

Gross margin on maintenance, support and service revenue decrease by three percentage points, primarily due an increase in reserves for warranty repairs and product costs associated with the performance of our maintenance obligations

We expect cost of product, maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Three Months Ended June 30,
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Sales and marketing	$32,138	48%	$24,736	31%	$7,402	30%
Research and development	16,257	24	12,719	16	3,538	28
General and administrative	5,849	9	5,788	7	61	1
Merger related costs	576	1	—	—	576	*

Total operating expenses	$54,820	81%	$43,243	54%	$12,577	29

*	Not meaningful

The $7.4 million increase in sales and marketing expense was primarily due to (a) a $2.6 million increase in stock-based compensation expense, (b) a $2.0 million increase in salaries, commissions and other benefits associated with a 27% increase in the number of sales and marketing personnel, (c) an $896,000 increase in travel and entertainment expenses reflecting the aforementioned increase in related headcount, (d) a $589,000 increase in third party services, (e) a $405,000 increase in depreciation and amortization expense primarily due to capital expenditures for evaluation systems, (f) a $375,000 increase in facility costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, and (g) a $107,000 increase in expenditures associated with marketing programs including trade shows. The balance was due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars and increase as a percentage of total revenue for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.

The $3.5 million increase in research and development expense was primarily due to (a) a $1.8 million increase in stock-based compensation expense, (b) a $309,000 increase in facility costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, (c) a $341,000 increase in spending on engineering supplies, (d) a $329,000 increase in depreciation and amortization expense, (e) a $181,000 increase in salaries and other benefits associated with a 10% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing partially offset by a decrease in bonus, (f) a $104,000 increase in professional search fees, and (g) a $92,000 increase in third party services. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and as a percentage of total revenue for the foreseeable future.

The $61,000 increase in general and administrative expense was primarily due to (a) a $242,000 increase in stock-based compensation expense, (b) a $183,000 increase in bad debt expense, and (c) a $153,000 increase in audit and tax fees. These increases were partially offset by a decrease of $318,000 in salaries and related benefits primarily related to a decrease in bonus. The balance was due to decreased facility and overhead costs. We expect general and administrative expense to remain relatively consistent in absolute dollars and as a percentage of total revenue for the foreseeable future.

During the three months ended June 30, 2012, we incurred $576,000 of merger related costs associated with our acquisition of Iptego, which closed on April 25, 2012.

Other (Expense) Income

	Three Months Ended June 30,
	2012			2011
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue		Period-to-Period Change
							Amount	Percentage
	(dollars in thousands)
Interest income	$162	*	%	$103	*	%	$59	57%
Other expense	(181)	*		(299)	*		118	(39)

Total other (expense) income, net	$(19)	*	%	$(196)	*	%	$177	(90)

*	Not meaningful

Interest income consisted of interest generated from the investment of our cash balances. The increase in interest income was primarily due to an increase in the average investment balance partially offset by a decrease in the average interest rate.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in expense from 2011 to 2012 was primarily due to fluctuations in the value of the Euro and British Pound.

Provision for Income Taxes

	Three Months Ended June 30,				Period-to-Period Change
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage

	(dollars in thousands)
(Benefit from) provision for income taxes	$(588)	(1)%	$8,394	11%	$(8,982)	(107)%

For the three months ended June 30, 2012 and 2011, our effective tax rates were 82% and 37%, respectively. As a result of incurring a pre-tax loss, the Company is recognizing a tax benefit in the second quarter of 2012. The higher effective tax rate in the three months ended June 30, 2012 was primarily related to the fact that the Company lowered its full year forecast for pre-tax income in 2012, resulting in greater effects on the effective tax rate of reconciling items, including the impact from the expiration of the federal research and development tax credit as of December 31, 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenue

	Six Months Ended June 30,
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$103,020	74%	$124,430	81%	$(21,410)	(17)%
Maintenance, support and service	35,394	26	29,270	19	6,124	21

Total revenue	$138,414	100%	$153,700	100%	$(15,286)	(10)

Revenue by Geography:
United States and Canada	$80,683	58%	$90,552	59%	$(9,869)	(11)
International	57,731	42	63,148	41	(5,417)	(9)

Total revenue	$138,414	100%	$153,700	100%	$(15,286)	(10)

Revenue by Sales Channel:
Direct	$72,453	52%	$69,731	45%	$2,722	4
Indirect	65,961	48	83,969	55	(18,008)	(21)

Total revenue	$138,414	100%	$153,700	100%	$(15,286)	(10)

The $21.4 million decrease in product revenue was primarily due to a 17% decrease in the number of systems sold, which was principally driven by weakness in the North American service provider market as well as a 6% decline in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (driven by higher session capacity support, higher number of signaling protocols or a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The decline in product revenue was primarily due to a decrease in our indirect sales channel, partially offset by an increase in our direct sales channel. Indirect product revenues decreased $21.8 million, due to a $12.9 million decrease attributable to our customers in the U.S. and Canada as well as a decrease of $8.9 million related to our international customers. Direct product revenues increased $420,000, primarily due to an increase of $1.0 million attributable to our international customers partially offset by a decrease of $618,000 related to our customers in the U.S. and Canada.

Maintenance, support and service revenue increased by $6.1 million, primarily due to increases in maintenance and support fees associated with the growth of our installed product base. Indirect maintenance, support and service revenues increased $3.8 million, primarily due to an increase of $2.0 million related to our international customers as well as an increase of $1.8 million attributable to our customers in the U.S. and Canada. Direct maintenance, support and service revenues increased $2.3 million primarily due to a $1.9 million increase attributable to our customers in the U.S. and Canada as well as an increase of $447,000 attributable to our international customers.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$19,763	19%	$21,312	17%	$(1,549)	(7)%
Maintenance, support and service	7,633	22	5,531	19	2,102	38

Total cost of revenue	$27,396	20	$26,843	17	$553	2

Gross Profit:
Product	$83,257	81	$103,118	83	$(19,861)	(19)
Maintenance, support and service	27,761	78	23,739	81	4,022	17

Total gross profit	$111,018	80	$126,857	83	$(15,839)	(12)

The $1.5 million decrease in cost of product revenue was primarily due to a $2.0 million decrease in direct product costs resulting from a decrease in the number of systems recognized as revenue as well $228,000 decrease in other cost of goods sold related to changes in the Company’s inventory reserves. These decreases were partially offset by (a) a $335,000 increase in stock-based compensation expense, (b) a $162,000 increase in depreciation and amortization expense, and (c) a $114,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts.

The $2.1 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $625,000 increase in costs associated with performance of our maintenance and warranty obligations, (b) a $532,000 increase in stock-based compensation expense, (c) a $450,000 increase in salaries and related benefits corresponding to a 7% increase in employee headcount for our services organization to support our rapidly growing customer base, and (d) a $262,000 increase in facilities costs and related overhead associated with the expansion of our corporate headquarters in Bedford, Massachusetts.

Product gross margin decreased by two percentage points, primarily due to a decrease in the number of systems sold which resulted in costs associated with our internal manufacturing efforts being absorbed by a lower product volume base.

Gross margin on maintenance, support and service revenue decrease by three percentage points, primarily due to an increase in reserves for warranty repairs and product costs associated with the performance of our maintenance obligations.

Operating Expenses

	Six Months Ended June 30,
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Sales and marketing	$63,140	46%	$48,439	31%	$14,701	30%
Research and development	31,354	23	24,013	16	7,341	31
General and administrative	12,287	9	10,365	7	1,922	19
Merger related costs	613	*	180	*	433	241

Total operating expenses	$107,394	78%	$82,997	54%	$24,397	29

*	Not meaningful

The $14.7 million increase in sales and marketing expense was primarily due to (a) a $5.6 million increase in stock-based compensation expense, (b) a $4.0 million increase in salaries, commissions and other benefits associated with a 27% increase in the number of sales and marketing personnel, (c) a $1.4 million increase in travel and entertainment expenses reflecting the aforementioned increase in related headcount, (d) a $1.1 million increase in third party services, (e) a $706,000 increase in training costs, (f) a $705,000 increase in depreciation and amortization expense primarily due to capital expenditures for evaluation systems, (g) a $604,000 increase in facility costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, (h) a $214,000 increase in expenditures associated with marketing programs including trade shows, and (i) a $211,000 increase in software and other maintenance fees. The balance was due to increased overhead associated with increases in sales and marketing personnel.

The $7.3 million increase in research and development expense was primarily due to (a) a $4.1 million increase in stock-based compensation expense, (b) an $896,000 increase in salaries and other benefits associated with a 10% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance and testing partially offset by a decrease in bonus, (c) a $579,000 increase in spending on engineering supplies, (d) a $564,000 increase in depreciation and amortization expense, (e) a $337,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, and (f) a $311,000 increase in third party services. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market.

The $1.9 million increase in general and administrative expense was primarily due to (a) a $1.4 million increase in stock-based compensation expense, (b) a $387,000 increase in audit and tax fees, (c) a $345,000 increase in bad debt expense, and (d) a $181,000 increase in taxes and other fees. These increases were partially offset by a decrease of $337,000 in salaries and other benefits primarily due to a decrease in bonus. The balance was due to increased facility and overhead costs.

During the first six months of 2012, we incurred $613,000 of merger related costs associated with our acquisition of Iptego, which closed on April 25, 2012. During the first quarter of 2011, we incurred $180,000 of merger related costs associated with our acquisition of Newfound Communications, which closed on January 20, 2011.

Other Income (Expense)

	Six Months Ended June 30,
	2012			2011
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue		Period-to-Period Change
							Amount	Percentage
	(dollars in thousands)
Interest income	$277	*	%	$313	*	%	$(36)	(12)%
Other expense	(202)	*		(407)	*		205	(50)

Total other income (expense), net	$75	*	%	$(94)	*	%	$169	(180)

*	Not meaningful

Interest income consisted of interest generated from the investment of our cash balances. The decrease in interest income was primarily due to a decrease in the average interest rate partially offset by an increase in the average cash balance in the six months ended June 30, 2012.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in expense from 2011 to 2012 was primarily due to fluctuations in the value of the Euro and British Pound.

Provision for Income Taxes

	Six Months Ended June 30,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage

	(dollars in thousands)
Provision for income taxes	$1,397	1%	$16,049	10%	$(14,652)	(91)%

For the six months ended June 30, 2012 and 2011, our effective tax rates were 38% and 37%, respectively. The higher effective tax rate in the six months ended June 30, 2012 was primarily related to the fact that income before provision for income taxes was significantly lower for the six months ended June 30, 2012 as compared to June 30, 2011, resulting in greater effects on the effective tax rate of reconciling items, the fact that the Company lowered its full year forecast for pre-tax income requiring it to record additional provision for the first quarter net income, and the expiration of the federal research and development tax credit as of December 31, 2011.

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

Key measures of our liquidity are as follows:

	As of and for the Six Months Ended June 30, 2012	As of and for the Year Ended December 31, 2011
	(in thousands)
Cash and cash equivalents	$61,343	$160,403
Short and long-term investments	339,913	211,768
Accounts receivable, net	49,792	59,739
Working capital	395,134	391,816
Cash provided by operating activities	50,319	55,341
Cash used in investing activities	(160,341)	(49,036)
Cash provided by financing activities	10,962	62,429

Cash, cash equivalents, short and long-term investments. Our cash and cash equivalents at June 30, 2012 were invested primarily in high quality securities and are not materially affected by fluctuations in interest rates. Our short and long-term investments consist of high quality government treasuries and bonds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $84,000 at June 30, 2012 and December 31, 2011, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our sales office in Madrid, Spain.

Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and related invoicing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive a cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSOs remained relatively consistent from the fourth quarter of 2011 (65 days) to the second quarter of 2012 (66 days).

Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, impairment of intangible assets, deferred income taxes, provision for bad debts, stock-based compensation, offset by the associated excess tax benefit, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2012 was $50.3 million and consisted of (a) $2.3 million of net income, (b) non-cash deductions of $34.1 million consisting primarily of $27.2 million of stock-based compensation, $6.5 million of depreciation and amortization, $979,000 in amortization of premium/discount on investments, $511,000 in provisions for bad debts and $134,000 in provisions for excess and obsolete inventory all of which were partially offset by a deduction of $1.3 million related to the tax savings from the exercise, by employees, of their stock options and (c) $13.9 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $10.6 million decrease in accounts receivables, a $7.5 million increase in deferred revenue and a $729,000 decrease in deferred product costs, partially offset by a decrease of $1.9 million in accounts payable, an increase of $1.1 million in other assets, a $1.9 million increase in inventory and a $138,000 decrease in accrued expenses and other liabilities.

Investing activities. Cash used in investing activities in the six months ended June 30, 2012 was $160.3 million, which included $474.2 million in purchases of marketable securities, $20.9 million used in the acquisition of Iptego and $10.3 million in purchases of property and equipment, all partially offset by provision of $345.1 million from the maturities and sales of marketable securities.

Financing activities. Net cash provided by financing activities in the six months ended June 30, 2012 included proceeds from the exercise of common stock options in the amount of $6.6 million, $3.1 million in proceeds from the employee stock purchase plan and $1.3 million of excess tax benefits from the exercise of stock options.

In July 2012, the Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock over the subsequent twelve-month period beginning July 31, 2012 (the common stock purchase plan). The purchase of the Company’s common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through July 30, 2013. Through the date of this filing, we have not repurchased any shares of our common stock under the common stock repurchase program.

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

Requirements

Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, improvements to our leased corporate headquarters in Bedford, Massachusetts, development of a new enterprise resource planning system and other general purposes to support our growth. Our capital expenditures totaled $10.3 million in the six months ended June 30, 2012. We estimate capital expenditures of $10.0 - $12.0 million in the remainder of 2012.

Contractual obligations and requirements. Our only material contractual obligation relates to the lease of our corporate headquarters in Bedford, Massachusetts.

Off-Balance-Sheet Arrangements

As of June 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe, Asia and Canada is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities and operations of the European, Asian and Canadian subsidiaries are recorded within other (expense) income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of June 30, 2012, our foreign exchange exposure would have fluctuated by approximately $150,000.

Interest Rate Risk

At June 30, 2012, we had unrestricted cash, cash equivalents, short and long-term investments totaling $401.3 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks discussed below, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our most recent Annual Report on Form 10-K, some of which are updated below. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” on page 10 of this Quarterly Report on Form 10-Q.

Risks Relating to Our Business

We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, one customer accounted for 13% and 12% of our total revenue in the three months ended June 30, 2012 and 2011, respectively, and for 14% of our total revenue in the six months ended June 30, 2012. Additionally, we do not enter into long term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in Europe, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

Sales to the service provider market are especially volatile, and fluctuations in sales orders from this industry may harm our operating results and financial condition.

Sales to the service provider market have been characterized by large and sporadic purchases, in addition to long sales cycles. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. Finally, service provider customers typically have long implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. Some of our current or prospective customers have and may in the future cancel or delay spending on the development or roll-out of capital and technology projects with us due to the continuing economic uncertainty and, consequently, our consolidated financial position, results of operations or cash flows may be adversely affected. In addition, the ongoing worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. All these factors can add further risk to business conducted with service providers.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses may be adversely affected.

As of June 30, 2012, we had more than 250 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 52% and 60% of our total revenue in the three months ended June 30, 2012 and 2011, respectively, and 48% and 55% in the six months ended June 30, 2012 and 2011, respectively. One distribution partner represented 12% and 28% of our accounts receivable as of June 30, 2012 and December 31, 2011, respectively. Given the ongoing global economic conditions, there is a risk that one or more of our distribution partners could cease operations. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase solutions from our competitors rather than from us. Under our contracts with our distribution partners, generally products are ordered from us by the submission of purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

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

Our cash, cash equivalents and investments are held in a variety of interest bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. For example, in August 2011, Standard and Poor’s downgraded the U.S.’s credit rating to account for the risk that U.S. lawmakers would fail to raise the debt ceiling and/or reduce its overall deficit. Such a downgrade could continue to impact the stability of future U.S. treasury auctions and affect the trading market for U.S. government securities. Uncertainty surrounding U.S. congressional action or inaction could impact the trading market for U.S. government securities or impair the U.S. government’s ability to satisfy its obligations under such treasury securities. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities as of June 30, 2012. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We continued to expand our operations in 2011 and the first six months of 2012. During the period from January 1, 2011 through June 30, 2012, we increased the number of our employees and full-time independent contractors by 46%, from 570 to 831. We have also increased the number of our employees and full-time independent contractors located outside the U.S. in multiple countries and as a result we are required to comply with varying local laws for each of these new locations. In addition, our total operating expenses increased by 30% in 2010, 45% in 2011 and for the six months ended June 30, 2012 were 29% higher than for the six months ended June 30, 2011. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the ongoing macroeconomic crisis, and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

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

As part of our growth strategy, we have acquired three companies as of June 30, 2012 and may continue to do so in the future. In April 2012 we acquired IPTEGO, GmbH, in January 2011 we acquired Newfound Communications, Inc. and in April 2009, we acquired Covergence Inc. Whether we realize the anticipated benefits from these transactions will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection with these acquisitions. Accordingly, our results of operations could be adversely affected from the transaction related charges, amortization of intangible assets and charges for impairment of long term assets and there can be no assurance that these transactions will be successful.

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

Despite our implementation of network security measures, our network may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, the effects of war or acts of terrorism could have a material adverse effect on our consolidated financial position, results of operations or cash flows. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruption to the economy and create further uncertainties in the economy. Energy shortages, such as gas or electricity shortages, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, consolidated financial position, results of operations or cash flows could be materially and adversely affected.

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

We raised a total of $92.4 million in gross proceeds from the IPO, or approximately $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other estimated offering costs of approximately $2.7 million. None of our net proceeds from the IPO have been utilized to support business operations. Pending such application of the proceeds, we have invested the remaining net proceeds in money market mutual funds and U.S. agency notes, in accordance with our investment policy. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities or to any of our other affiliates.

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

ACME PACKET, INC. (Registrant)

	By:	/s/ Andrew D. Ory
Date: August 6, 2012		Andrew D. Ory
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2012	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer
(Principal Financial Officer)