Form 10-Q
period 2012-09-30
ACME PACKET INC
filed 2012-10-26
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2012: 67,446,202

ACME PACKET, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ACME PACKET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$56,167	$160,403
Short-term investments	307,294	191,672
Accounts receivable, net of allowance of $2,855 and $1,905, respectively	57,155	59,739
Inventory	11,354	10,246
Deferred product costs	814	1,515
Deferred tax asset, net	4,809	4,809
Income taxes receivable	4,599	4,341
Other current assets	5,091	4,385

Total current assets	447,283	437,110
Long-term investments	10,046	20,096
Property and equipment, net	38,030	26,252
Intangible assets, net	20,327	8,569
Goodwill	15,170	3,778
Deferred tax asset, net	18,371	18,371
Other assets	395	230

Total assets	$549,622	$514,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,544	$10,318
Accrued expenses and other current liabilities	14,798	12,715
Deferred revenue	26,385	22,261

Total current liabilities	51,727	45,294

Deferred rent	9,640	4,533

Deferred revenue, net of current portion	2,235	2,049

Deferred tax liability	4,064	—

Contingencies (Note 12)

Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized — 5,000,000 shares; Issued and outstanding — 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 150,000,000 shares; Issued 75,844,440 and 74,386,524 shares, respectively	75	74
Additional paid-in capital	415,196	363,769
Treasury stock, at cost — 8,405,061 and 6,780,061 shares, respectively	(66,311)	(37,522)
Accumulated other comprehensive income	1	1
Retained earnings	132,995	136,208

Total stockholders’ equity	481,956	462,530

Total liabilities and stockholders’ equity	$549,622	$514,406

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product	$46,771	$53,077	$149,791	$177,507
Maintenance, support and service	18,550	17,544	53,944	46,814

Total revenue	65,321	70,621	203,735	224,321

Cost of revenue (1):
Product	9,584	8,778	29,347	30,090
Maintenance, support and service	4,261	3,042	11,894	8,573

Total cost of revenue	13,845	11,820	41,241	38,663

Gross profit	51,476	58,801	162,494	185,658

Operating expenses (1):
Sales and marketing	35,090	27,201	98,230	75,640
Research and development	16,898	13,249	48,252	37,262
General and administrative	6,154	5,406	18,441	15,771
Merger related costs	30	120	643	300

Total operating expenses	58,172	45,976	165,566	128,973

(Loss) income from operations	(6,696)	12,825	(3,072)	56,685

Other income (expense):
Interest income	206	141	483	454
Other expense	(154)	(194)	(356)	(601)

Total other income (expense), net	52	(53)	127	(147)

(Loss) income before income taxes	(6,644)	12,772	(2,945)	56,538
(Benefit from) provision for income taxes	(1,129)	4,846	268	20,895

Net (loss) income	$(5,515)	$7,926	$(3,213)	$35,643

Net (loss) income per share (Note 9):
Basic	$(0.08)	$0.12	$(0.05)	$0.54

Diluted	$(0.08)	$0.11	$(0.05)	$0.50

Weighted average number of common shares used in the calculation of net (loss) income per share:
Basic	68,246,091	66,752,669	68,235,987	66,011,761
Diluted	68,246,091	70,908,590	68,235,987	70,887,241

Comprehensive (loss) income	$(5,505)	$7,915	$(3,219)	$35,664

(1)	Amounts include stock-based compensation expense, as follows:

Cost of product	$438	$318	$1,301	$846
Cost of maintenance, support and service	702	563	2,107	1,436
Sales and marketing	6,789	4,433	19,620	11,671
Research and development	4,173	2,850	12,735	7,350
General and administrative	1,335	1,563	4,875	3,707

See accompanying Notes to Condensed Consolidated Financial Statements.

ACME PACKET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net (loss) income	$(3,213)	$35,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,223	5,474
Amortization of intangible assets	2,317	1,613
Provision for accounts receivable allowances	957	153
Amortization of premium/discount on investments	1,589	697
Stock-based compensation expense	40,638	25,010
Provision for excess and obsolete inventory	345	1,028
Excess tax benefit related to exercise of stock options	(45)	(23,357)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	2,826	(16,530)
Inventory	(1,453)	(6,145)
Deferred product costs	701	2,498
Other assets	(724)	(3,347)
Accounts payable	(282)	(120)
Accrued expenses, other current liabilities and deferred rent	931	16,973
Deferred revenue	4,210	(2,944)

Net cash provided by operating activities	57,020	36,646

Investing activities
Purchases of property and equipment	(15,472)	(12,812)
Purchases of marketable securities	(635,885)	(269,435)
Proceeds from sale and maturities of marketable securities	528,724	271,119
Decrease in other assets	—	837
Cash paid for acquisition, net of cash acquired	(21,187)	(4,195)

Net cash used in investing activities	(143,820)	(14,486)

Financing activities
Proceeds from exercise of stock options	8,227	19,776
Proceeds from Employee Stock Purchase Plan	3,081	—
Excess tax benefit related to exercise of stock options	45	23,357
Repurchase of common stock	(28,789)	—

Net cash (used in) provided by financing activities	(17,436)	43,133

Net (decrease) increase in cash and cash equivalents	(104,236)	65,293
Cash and cash equivalents at beginning of period	160,403	91,669

Cash and cash equivalents at end of period	$56,167	$156,962

Supplemental disclosure of non-cash investing activities:
Leasehold improvements financed by landlord through lease incentive	$4,430	$—
Supplemental disclosure of cash flow related to acquisition (Note 2):
In connection with the acquisition of IPTEGO GmbH, which was subsequently changed to Acme Packet GmbH, in 2012 and Newfound Communications, Inc. in 2011, the following transactions occurred:
Fair value of assets acquired	$27,048	$4,784
Liabilities assumed related to acquisition	(5,725)	(423)

Total purchase price	21,323	4,361
Less cash and cash equivalents acquired	(136)	(166)

Cash paid for acquisition, net of cash acquired	$21,187	$4,195

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2012, statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2012 and 2011 and statements of cash flows for the nine months ended September 30, 2012 and 2011. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

As of September 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed.

2. Business Combination

On April 25, 2012, the Company acquired privately-held IPTEGO GmbH (Iptego), which was subsequently changed to Acme Packet GmbH. Iptego was an IP communications network management software company for approximately $21,323 in cash through an acquisition of all outstanding shares of Iptego by the Company’s wholly-owned subsidiary, Acme Packet UK Limited. Based in Berlin, Germany, Iptego is a rapidly growing provider of software solutions that offer real-time, end-to-end communications network intelligence, voice and video operations monitoring, customer experience management and fraud prevention and detection. The Company concluded that the acquisition of Iptego did not represent a material business combination, and therefore, no pro-forma financial information has been provided herein.

This acquisition and Iptego’s operations prior to the acquisition are not material to the Company’s financial statements. In connection with the acquisition of Iptego, the Company incurred $643 of merger and related costs, which the Company recorded as an expense in its condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2012.

The transaction was accounted for as a purchase of a business under ASC 805, Business Combinations. Accordingly, the results of operations of Iptego have been included in the accompanying condensed consolidated financial statements since the date of acquisition and were immaterial to the Company’s condensed consolidated financial statements. All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values, which remained preliminary at September 30, 2012. The Company is in the process of completing its valuation of certain intangible assets and deferred revenue. The final allocations of the purchase price to intangible assets, goodwill and the deferred tax asset and liability may differ materially from the information presented in these unaudited condensed consolidated financial statements.

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

Allocation of the purchase consideration:
Cash	$136
Accounts receivable(1)	1,199
Other current assets	147
Property and equipment	99
Goodwill	11,392
Identifiable intangible assets(2)	14,075

Total assets acquired	27,048

Current liabilities	(1,661)
Deferred tax liability	(4,064)

Total liabilities assumed	(5,725)

Net assets acquired	$21,323

(1)	Accounts receivable have been recorded at their estimated fair values, which consist of the gross accounts receivable assumed of $1,371, reduced by a fair value reserve of $172 representing the portion of contractually owed accounts receivable which we do not expect to be collected.
(2)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations:

	Amount	Weighted Average Life (Years)
Developed technology	$8,701	9.7
Customer relationships	2,958	3.7
Trade name	2,073	15.7
Non-compete agreements	343	1.7

Total	$14,075

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill balance is primarily attributed to assembled workforce, expected synergies and expanded network opportunities when integrating Iptego’s technology with our current product offerings. None of the goodwill is expected to be deductible for federal and state income tax purposes. During the three months ended September 30, 2012, goodwill decreased $392 as of result of measurement period adjustments to acquired assets and liabilities.

3. Cash, Cash Equivalents, Short and Long-Term Investments

Cash, cash equivalents, short and long-term investments consist of the following as of:

	September 30, 2012
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$23,280	$23,280	$23,280
Money market funds	Demand	17,688	17,688	17,688
U.S. agency notes—held-to-maturity	2 – 37 days	15,199	15,197	15,199

Total cash and cash equivalents		$56,167	$56,165	$56,167

U.S. agency notes—available-for-sale	30 – 435 days	$82,617	$82,637	$82,637
U.S. agency notes—held-to-maturity	17 – 360 days	224,657	224,709	224,657

Total short-term marketable securities		$307,274	$307,346	$307,294

U.S. agency notes—held-to-maturity	382 –405 days	$10,046	$10,044	$10,046

Total long-term marketable securities		$10,046	$10,044	$10,046

	December 31, 2011
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$112,735	$112,735	$112,735
Money market funds	Demand	5,938	5,938	5,938
U.S. agency notes—available-for-sale	20 – 88 days	10,000	9,999	9,999
U.S. agency notes—held-to-maturity	25 – 65 days	31,731	31,728	31,731

Total cash and cash equivalents		$160,404	$160,400	$160,403

U.S. agency notes—available-for-sale	15 – 426 days	$89,954	$89,242	$89,242
U.S. agency notes—held-to-maturity	32 – 352 days	102,430	102,442	102,430

Total short-term marketable securities		$192,384	$191,684	$191,672

U.S. agency notes—held-to-maturity	374 –439 days	$20,096	$20,097	$20,096

Total long-term marketable securities		$20,096	$20,097	$20,096

To date, realized gains and losses from the sales of cash equivalents or short or long-term investments have been immaterial.

4. Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and finished products. Inventory is comprised of the following as of:

	September 30, 2012	December 31, 2011
Raw materials	$5,428	$4,289
Finished goods	5,926	5,957

Total inventory	$11,354	$10,246

5. Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	11%	*	*	*
Customer B	10	*	*	*
Customer C	*	*	12%	*
Customer D	*	14%	*	11%

*	Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as of:

	September 30, 2012	December 31, 2011
Customer A	11%	*
Customer D	*	28%

*	Less than 10% of total accounts receivable.

6. Product Warranties

The following is a summary of changes in the amount reserved for warranty costs during the nine months ended September 30, 2012:

Balance at December 31, 2011	$98
Provision for warranty costs	473
Uses/reductions	(441)

Balance at September 30, 2012	$130

7. Stock-Based Compensation

The weighted-average assumptions utilized to determine the fair value of stock options granted and shares issued under the Company’s Employee Stock Purchase Plan were estimated at the date of grant using the following assumptions for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee Stock Options
Risk-free interest rate	0.63%	1.15%	0.74%	2.02%
Expected volatility	72.71%	76.29%	78.61%	61.62%
Expected life in years	3.96	3.96	3.95	4.69
Dividend yield	—	—	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee Stock Purchase Plan
Risk-free interest rate	0.12%	0.11%	0.12%	0.11%
Expected volatility	58.62%	59.62%	58.62%	59.62%
Expected life in years	0.50	0.50	0.50	0.50
Dividend yield	—	—	—	—

The Company recorded stock-based compensation expense of $13,437 and $9,727 for the three months ended September 30, 2012 and 2011, respectively, and $40,638 and $25,010 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $104,253 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.60 years. In the three months ended September 30, 2012, the Company has recorded $577 relating to bonuses earned in the third quarter, which will be paid out as stock in the fourth quarter of 2012 and has been accrued for as bonus expense in the September 30, 2012 financial statements.

The following is a summary of the status of the Company’s stock options as of September 30, 2012 and the stock option activity for all stock option plans during the nine months ended September 30, 2012:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	9,344,681	$0.20 – 82.02	$24.18
Granted	4,005,814	15.12 – 34.29	31.61
Canceled	(439,278)	4.35 – 82.02	40.35
Exercised	(1,088,598)	0.20 – 28.44	7.56		$17,161

Outstanding at September 30, 2012	11,822,619	0.30 – 82.02	27.63	4.97	$43,336

Exercisable at September 30, 2012	4,635,137	0.30 – 82.02	19.67	3.95	$32,513

Vested or expected to vest at September 30, 2012 (2)	11,267,145	0.30 – 82.02	27.28	4.91	$43,202

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 28, 2012 of $17.10, or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of September 30, 2012 plus the number of unvested options expected to vest as of September 30, 2012 based on the unvested options outstanding at September 30, 2012, adjusted for the estimated forfeiture rate.

The following is a summary of the Company’s unvested restricted stock units outstanding at September 30, 2012 and the changes during the nine months then ended:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	346,732	$21.91
Granted	102,323	24.79
Vested	(210,883)	20.81
Forfeited	(9,996)	13.04

Unvested at September 30, 2012	228,176	24.61

8. Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive (loss) income is presented separately on the balance sheet as required, and relates to unrealized (losses) gains on available-for-sale securities in the three and nine months ended September 30, 2012 and 2011.

Comprehensive (loss) income for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(5,515)	$7,926	$(3,213)	$35,643
Unrealized gain (loss) on available-for-sale securities	10	(11)	(6)	21

Comprehensive (loss) income	$(5,505)	$7,915	$(3,219)	$35,664

9. Net (Loss) Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of common shares used in calculating basic net (loss) income per share	68,246,091	66,752,669	68,235,987	66,011,761
Weighted average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	—	4,023,050	—	4,716,555
Weighted average number of common shares issuable upon vesting of outstanding restricted stock units	—	132,871	—	158,925

Weighted average number of common shares used in computing diluted net (loss) income per share	68,246,091	70,908,590	68,235,987	70,887,241

In the computation of the diluted weighted-average number of common shares outstanding, 8,843,411 and 2,102,268 weighted-average common share equivalents underlying outstanding stock options and restricted stock units have been excluded from the computation during the three months ended September 30, 2012 and 2011, respectively, and 8,478,229 and 1,606,374 during the nine months ended September 30, 2012 and 2011, respectively, as their effect would have been antidilutive.

10. Income Taxes

For the three months ended September 30, 2012 and 2011, the Company’s effective income tax rate was a benefit of approximately 17% and a provision of approximately 38%, respectively, and for the nine months ended September 30, 2012 and 2011, the Company’s effective income tax rate was a provision of approximately 9% and 37%, respectively. The Company’s effective tax rate for the three months ended September 30, 2012 of 17% is lower than the anticipated statutory benefit of 35% primarily as a result of non-deductible stock compensation. The Company’s effective tax rate for the nine months ended September 30, 2012 includes an increase to tax expense of approximately $840 due to the one-time impact of certain items including domestic and foreign tax rate changes, non-deductible expenses associated with acquisitions and adjustments related to prior year tax filings. Excluding the impact of these items, the Company has provided a 19% benefit for the nine months ended September 30, 2012. The Company’s tax rate benefit, excluding the impact of the one-time items, is less than the anticipated federal statutory benefit of 35% due primarily to non-deductible stock compensation.

As of September 30, 2012, the Company expects to realize recorded net deferred tax assets of $23,180. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded net deferred tax asset. The realization of the Company’s net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. Approximately $17,839 of the deferred tax assets recorded as of September 30, 2012 was attributable to benefits associated with stock-based compensation charges. In accordance with the provision of ASC 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable. As of September 30, 2012, the Company also has recorded a deferred tax liability of $4,064 associated with the acquisition of Iptego.

11. Stockholders’ Equity

Common Stock Repurchase Program

In July 2012, the Board of Directors authorized the repurchase of up to $200,000 of the Company’s common stock over the subsequent twelve-month period beginning July 31, 2012 (the common stock repurchase program). The purchase of the Company’s common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded for doing so under insider trading laws.

This common stock repurchase program does not obligate the Company to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through July 30, 2013. As of September 30, 2012, the Company has repurchased 1,625,000 shares of its common stock for an aggregate purchase price, including applicable brokers’ fees, of $28,789.

Subsequent to September 30, 2012, and through the date of this filing, the Company has not repurchased any additional shares of its common stock.

12. Contingencies

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. At September 30, 2012 the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows that have not been disclosed.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

13. Segment Information

Geographic Data

Total revenue to unaffiliated customers by geographic area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States and Canada	$31,957	$36,842	$112,640	$127,394
International	33,364	33,779	91,095	96,927

Total	$65,321	$70,621	$203,735	$224,321

During the three and nine months ended September 30, 2012 and 2011, no one country outside of the United States contributed more than 10% of the Company’s total revenue.

As of September 30, 2012 and 2011, property and equipment at locations outside the U.S. were not material.

14. Fair Value Measurements

The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of September 30, 2012:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$17,688	$—	$—	$17,688
Restricted cash	236	—	—	236

Total cash equivalents and restricted cash	17,924	—	—	17,924

Short-term U.S. agency notes	38,053	44,584	—	82,637

Total investments	38,053	44,584	—	82,637

Total assets	$55,977	$44,584	$—	$100,561

Level 2 fixed income securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the period presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the period presented.

Realized gains and losses from sales of the Company’s investments are included in other income and unrealized gains and losses from available-for-sale securities are included as a separate component of stockholders’ equity unless the loss is determined to be other-than-temporary. The Company has not incurred any other-than-temporary losses to date.

The Company measures eligible assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three and nine months ended September 30, 2012.

15. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 350, Intangibles — Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•	our ability to attract and retain customers;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our financial performance;

•	our expectations regarding our revenue, cost of revenue and our related gross profit and gross margin;

•	our development activities, expansion of our product offerings and the emerging opportunities for our solutions;

•	our position in the session delivery network solutions market and our competitors;

•	the effect of the worldwide economy on the demand of our products;

•	the expectations about our growth and acquisitions of new technologies;

•	the demand for and the growth of worldwide revenues for session delivery network solutions;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufacturers;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;

•	the advantages of our technology as compared to that of our competitors;

•	our expectations regarding the realization of recorded deferred tax assets;

•	our common stock repurchase program; and

•	our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers and employees, our development activities and those factors we discuss in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risk factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.

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

In addition to SBCs, session delivery networks need additional products to perform critical roles:

•	The session manager, or SM, manages user access and interface application servers;

•	The multiservice security gateway, or MSG, secures session delivery of data and voice services over untrusted Internet and wireless fidelity, or WiFi, access networks;

•	The diameter signaling controller, or DSC, controls diameter signaling within long-term evolution, or LTE, networks and enable LTE data and voice session roaming;

•	The session-aware load balancer, or SLB, scales border control for SBC, MSG and DSC deployments;

•	The session routing proxy, or SRP, routes sessions to and from access and interconnect borders;

•	The application session controller, or ASC, enables Web 2.0 server applications to initiate and control sessions;

•	The session recorder, or SR, performs session recording for the session delivery network; and

•	Network management tools, such as Palladion, which provide real-time network management.

Acme Packet’s session delivery network solutions are used by over 1,850 Acme Packet customers in 109 countries. Our customers include fixed line, cable, mobile, transit and over-the-top, or OTT, communication service providers, as well as enterprises, contact centers and government organizations.

We sell our products and support services through over 300 distribution partners and through our direct sales force. Our distribution partners include many of the largest networking and IP communications equipment vendors throughout the world.

Our headquarters are located in Bedford, Massachusetts. We maintain offices in Beijing, China; Berlin, Germany; Frankfurt, Germany; Ipswich, United Kingdom; Madrid, Spain; Moscow, Russia; Seoul, South Korea and Tokyo, Japan. We also have employees and independent contractors in Argentina, Australia, Belgium, Brazil, Canada, Columbia, Croatia, Czech Republic, France, Ghana, Hong Kong, India, Indonesia, Israel, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Saudi Arabia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the U.S. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.

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

Key Financial Statistics

Some of our key financial statistics for the third quarter of 2012, as compared to the same metric for the third quarter of 2011, include the following:

•	Total revenue was $65.3 million compared to $70.6 million,

•	Net (loss) income was $(5.5) million compared to $7.9 million,

•	Net (loss) income was $(0.08) per share on a diluted basis compared to $0.11 per share,

•	Cash provided by operating activities was $6.7 million compared to $16.4 million, and

•	Cash (used in) provided by financing activities was $(28.4) million compared to $9.4 million.

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

•

Evolution of the Session Delivery Network Solutions Market. The market for our products is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement our solutions. Demand is also dependent upon the respective geographic regions where our customers are located. For example, in 2011 and through the third quarter of 2012, we experienced a level of demand that was lower than we had expected from our service provider customers in North America, which had an adverse effect on our operations.

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

•

Managing Growth. We significantly expanded our operations in 2011 and the first nine months of 2012. During the period from January 1, 2011 through September 30, 2012 we increased the number of our employees and full time independent contractors by 51%, from 570 to 863, with 30 of such employees added through the acquisition of IPTEGO GmbH, or Iptego, in April 2012. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.

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

Cost of Revenue

Cost of product revenue consists primarily of (a) third party manufacturers’ fees for purchased materials and services, combined with our expenses for (b) salaries, wages and related benefits for our manufacturing personnel, (c) related overhead, (d) provision for inventory obsolescence, (e) amortization of intangible assets and (f) stock-based compensation. Amortization of intangible assets represents the amortization of developed technologies from our acquisitions of Covergence Inc., Newfound Communications, Inc., or Newfound Communications and Iptego.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative, and merger and related expenses. Personnel related costs are the most significant component of our operating expenses. During the period from January 1, 2011 through September 30, 2012, we increased the number of our employees and full time independent contractors by 57%, from 486 to 761.

Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, (e) stock-based compensation and (f) other related overhead. Commissions are recorded as expense when earned by the employee. We anticipate that sales and marketing expense will continue to increase in absolute dollars and decrease as a percentage of revenue in the future, until we reach historical levels.

Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, (e) stock-based compensation and (f) other related overhead. To date, all of the costs related to our research and development efforts have been expensed as incurred as technological feasibility is determined at the same time as release. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the future, until we reach historical levels.

General and administrative expense consists primarily of (a) salaries, wages and personnel costs related to our executive, finance, human resource and information technology organizations, (b) accounting and legal professional fees, (c) expenses associated with uncollectible accounts, (d) stock-based compensation and (e) other related overhead. We expect general and administrative expense to increase slightly in absolute dollars as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly-traded company. However, we anticipate that general and administrative expense will decrease as a percentage of total revenue in the future, until we reach historical levels.

Merger and related expenses consist of transaction expenses related to business acquisitions and generally consist of costs related to the work of professional service organizations.

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense. We expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three months ended September 30, 2012 and 2011, we recorded expense of $13.4 million and $9.7 million, respectively, and for the nine months ended September 30, 2012 and 2011, we recorded expense of $40.6 million and $25.0 million, respectively, in connection with share-based payment awards. Based on share-based awards granted from 2007 through 2012, a future expense of non-vested options of $104.3 million is expected to be recognized over a weighted-average period of 2.60 years.

Other Income (Expense)

Other income (expense) consists primarily of gains or losses from foreign currency translation adjustments of our international activities. The functional currency of our international operations in Europe and Asia is the U.S. dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations of the European and Asian subsidiaries are recorded within other income (expense). Other income (expense) also includes interest income earned on cash equivalents and investments. We have invested cash in high quality securities and are not materially affected by fluctuations in interest rates.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$46,771	72%	$53,077	75%	$(6,306)	(12)%
Maintenance, support and service	18,550	28	17,544	25	1,006	6

Total revenue	$65,321	100%	$70,621	100%	$(5,300)	(8)

Revenue by Geography:
United States and Canada	$31,957	49%	$36,842	52%	$(4,885)	(13)
International	33,364	51	33,779	48	(415)	(1)

Total revenue	$65,321	100%	$70,621	100%	$(5,300)	(8)

Revenue by Sales Channel:
Direct	$24,097	37%	$22,476	32%	$1,621	7
Indirect	41,224	63	48,145	68	(6,921)	(14)

Total revenue	$65,321	100%	$70,621	100%	$(5,300)	(8)

The $6.3 million decrease in product revenue was primarily due to a 7% decrease in the average selling price of our systems coupled with a 2% decrease in the number of units sold principally driven by weakness in the North American service provider market. The change in the average selling price is due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (driven by higher session capacity support, higher number of signaling protocols, or a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The decline in product revenue represents a decrease in revenue contribution from our indirect sales channel partially offset by an increase in revenue contribution from our direct sales channel. Indirect product revenues decreased $7.6 million, due to a $6.3 million decrease attributable to our customers in the U.S. and Canada as well as a decrease of $1.3 million related to our international customers. Direct product revenues increased $1.3 million, primarily due to an increase of $787,000 attributable to customers in the U.S. and Canada as well as an increase of $476,000 related to our international customers.

Maintenance, support and service revenue increased by $1.0 million, primarily due to increases in maintenance and support fees associated with the growth of our installed product base. Indirect maintenance, support and service revenues increased $647,000, primarily due to an increase of $443,000 attributable to our customers in the U.S. and Canada as well as an increase of $203,000 attributable to our international customers. Direct maintenance, support and service revenues increased $359,000 primarily due to a $222,000 increase attributable to our international customers as well as an increase of $136,000 attributable to customers in the U.S. and Canada.

We expect revenue to increase in absolute dollars for the foreseeable future as our service provider customers continue to adopt and implement our session delivery network solutions and we continue to expand into the enterprise and wireless markets.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$9,584	20%	$8,778	17%	$806	9%
Maintenance, support and service	4,261	23	3,042	17	1,219	40

Total cost of revenue	$13,845	21	$11,820	17	$2,025	17

Gross Profit:
Product	$37,187	80	$44,299	83	$(7,112)	(16)
Maintenance, support and service	14,289	77	14,502	83	(213)	(1)

Total gross profit	$51,476	79	$58,801	83	$(7,325)	(12)

The $806,000 increase in cost of product revenue was primarily due to (a) a $457,000 increase in direct product costs resulting from an increase in the average cost per unit due to the mix of system platforms purchased by our customers, b) a $291,000 increase in depreciation and amortization expense, (c) a $120,000 increase in stock-based compensation expense, and (d) a $110,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts. These increases were partially offset by a $276,000 decrease in the Company’s provisions for excess and obsolete inventory.

The $1.2 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $746,000 increase in costs associated with performance of our maintenance obligations, (b) a $210,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, and (c) a $139,000 increase in stock-based compensation expense.

Product gross margin decreased by 3%, primarily due to a decrease in the average selling price of our systems as well as a 2% decrease in the number of systems sold which resulted in costs associated with our internal manufacturing efforts being absorbed by a lower product volume base.

Gross margin on maintenance, support and service revenue decreased by 6%, primarily due to an increase in product costs associated with the performance of our maintenance obligations.

We expect cost of product, maintenance, support and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Sales and marketing	$35,090	54%	$27,201	38%	$7,889	29%
Research and development	16,898	26	13,249	19	3,649	28
General and administrative	6,154	9	5,406	8	748	14
Merger related costs	30	*	120	*	(90)	*

Total operating expenses	$58,172	89%	$45,976	65%	$12,196	27

*	Not meaningful

The $8.0 million increase in sales and marketing expense was primarily due to (a) a $2.8 million increase in salaries, commissions and other benefits associated with a 21% increase in the number of sales and marketing personnel, (b) a $2.4 million increase in stock-based compensation expense, (c) a $777,000 increase in third party services, (d) a $413,000 increase in travel and entertainment expenses reflecting the aforementioned increase in related headcount, (e) a $404,000 increase in depreciation and amortization expense, (f) a $381,000 increase in facility costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, (g) a $336,000 increase in expenditures associated with marketing programs including trade shows, and (h) a $216,000 increase in software and other maintenance fees. These increases were partially offset by a decrease of $114,000 related to recruitment and professional search fees. We expect sales and marketing expense to continue to increase in absolute dollars and decrease as a percentage of total revenue for the foreseeable future, until we reach historical levels, as we expand our sales force to continue to increase our revenue and market share.

The $3.6 million increase in research and development expense was primarily due to (a) a $1.3 million increase in stock-based compensation expense, (b) a $1.1 million increase in salaries and other benefits associated with an 8% increase in the number of employees working on the design and development of new and enhanced products, quality assurance and testing, (c) a $414,000 increase in facility costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, (d) a $360,000 increase in depreciation and amortization expense, (e) a $257,000 increase in spending on engineering and computer supplies, and (f) a $122,000 increase in third party services. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We expect research and development expense to increase in absolute dollars and decrease as a percentage of total revenue for the foreseeable future, until we reach historical levels.

The $748,000 increase in general and administrative expense was primarily due to (a) a $425,000 increase in bad debt expense, (b) a $229,000 increase in audit and tax fees, (c) a $164,000 increase in third party services, and (d) a $163,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts. These increases were partially offset by a $228,000 decrease in stock-based compensation expense. The balance was due to increased facility and overhead costs. We expect general and administrative expense to increase slightly in absolute dollars and decrease as a percentage of total revenue for the foreseeable future, until we reach historical levels.

During the three months ended September 30, 2012, we incurred $30,000 of merger related costs associated with our acquisition of Iptego, which closed on April 25, 2012. During the three months ended September 30, 2011, we incurred $120,000 of merger related costs associated with our acquisition of Newfound Communications, which closed on January 20, 2011.

Other Income (Expense)

	Three Months Ended September 30,
	2012			2011
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue		Period-to-Period Change
							Amount	Percentage
	(dollars in thousands)
Interest income	$206	*	%	$141	*	%	$65	46%
Other expense	(154)	*		(194)	*		40	(21)

Total other income (expense), net	$52	*	%	$(53)	*	%	$105	(198)

*	Not meaningful

Interest income consisted of interest generated from the investment of our cash balances. The increase in interest income was primarily due to an increase in the average investment balance partially offset by a 5% decrease in the average interest rate.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in expense from 2011 to 2012 was primarily due to fluctuations in the value of the Euro and British Pound.

(Benefit from) Provision for Income Taxes

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
(Benefit from) provision for income taxes	$(1,129)	(2)%	$4,846	7%	$(5,975)	(123)%

For the three months ended September 30, 2012 and 2011, our effective tax rates were a benefit of 17% and a provision of 38%, respectively. The 17% tax benefit on the pre-tax loss for the three months ended September 30, 2012 is lower than the anticipated statutory benefit of 35% primarily as a result of non-deductible stock compensation.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenue

	Nine Months Ended September 30,
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product	$149,791	74%	$177,507	79%	$(27,716)	(16)%
Maintenance, support and service	53,944	26	46,814	21	7,130	15

Total revenue	$203,735	100%	$224,321	100%	$(20,586)	(9)

Revenue by Geography:
United States and Canada	$112,640	55%	$127,394	57%	$(14,754)	(12)
International	91,095	45	96,927	43	(5,832)	(6)

Total revenue	$203,735	100%	$224,321	100%	$(20,586)	(9)

Revenue by Sales Channel:
Direct	$96,549	47%	$92,206	41%	$4,343	5
Indirect	107,186	53	132,115	59	(24,929)	(19)

Total revenue	$203,735	100%	$224,321	100%	$(20,586)	(9)

The $27.7 million decrease in product revenue was primarily due to a 6% decrease in the average selling price of our systems coupled with a 13% decrease in the number of units sold principally driven by weakness in the North American service provider market. The change in the average selling price is due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (driven by higher session capacity support, higher number of signaling protocols, or a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The decline in product revenue represents a decrease in the revenue contribution of our indirect sales channel partially offset by an increase in the revenue contribution of our direct sales channel. Indirect product revenues decreased $29.4 million, with $19.2 million of the decrease attributable to our customers in the U.S. and Canada, and $10.2 million related to our international customers. Direct product revenues increased $1.7 million, primarily due to an increase of $1.5 million attributable to our international customers as well as an increase of $169,000 related to our customers in the U.S. and Canada.

Maintenance, support and service revenue increased by $7.1 million, primarily due to increases in maintenance and support fees associated with the growth of our installed product base. Indirect maintenance, support and service revenues increased $4.5 million, primarily due to an increase of $2.3 million attributable to our customers in the U.S. and Canada as well as an increase of $2.2 million attributable to our international customers. Direct maintenance, support and service revenues increased $2.7 million primarily due to a $2.0 million increase attributable to customers in the U.S. and Canada as well as an increase of $669,000 attributable to our international customers.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$29,347	20%	$30,090	17%	$(743)	(2)%
Maintenance, support and service	11,894	22	8,573	18	3,321	39

Total cost of revenue	$41,241	20	$38,663	17	$2,578	7

Gross Profit:
Product	$120,444	80	$147,417	83	$(26,973)	(18)
Maintenance, support and service	42,050	78	38,241	82	3,809	10

Total gross profit	$162,494	80	$185,658	83	$(23,164)	(12)

The $743,000 decrease in cost of product revenue was primarily due to a $1.5 million decrease in direct product costs resulting from a decrease in the number of systems recognized as revenue as well as a $483,000 decrease in other cost of goods sold related to a decrease in the provisions for excess and obsolete inventory. These decreases were partially offset by (a) a $455,000 increase in stock-based compensation expense, (b) a $303,000 increase in depreciation and amortization expense, and (c) a $225,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts.

The $3.3 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $1.4 million increase in costs associated with performance of our maintenance obligations, (b) a $671,000 increase in stock-based compensation expense, (c) a $494,000 increase in salaries and related benefits, (d) a $473,000 increase in facility costs and related overhead associated with the expansion of our corporate headquarters in Bedford, Massachusetts, and (e) a $104,000 increase in depreciation expense.

Product gross margin decreased by three percentage points, primarily due to a decrease in the number of systems sold and a decrease in the average selling price of our systems which resulted in costs associated with our internal manufacturing efforts being absorbed by a lower product volume base.

Gross margin on maintenance, support and service revenue decreased by four percentage points, primarily due to an increase in reserves for warranty repairs and product costs associated with the performance of our maintenance obligations.

Operating Expenses

	Nine Months Ended September 30,
	2012		2011
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
	(dollars in thousands)
Sales and marketing	$98,230	48%	$75,640	34%	$22,590	30%
Research and development	48,252	24	37,262	16	10,990	29
General and administrative	18,441	9	15,771	7	2, 670	17
Merger related costs	643	*	300	*	343	114

Total operating expenses	$165,566	81%	$128,973	57%	$36,593	28

*	Not meaningful

The $22.6 million increase in sales and marketing expense was primarily due to (a) a $7.8 million increase in stock-based compensation expense, (b) a $7.0 million increase in salaries, commissions and other benefits associated with a 21% increase in the number of sales and marketing personnel, (c) a $1.8 million increase in travel and entertainment expenses reflecting the aforementioned increase in related headcount, (d) a $1.8 million increase in third party services, (e) a $926,000 increase in depreciation and amortization expense primarily due to capital expenditures for evaluation systems, (f) a $736,000 increase in facility costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, (g) a $716,000 increase in training costs, (h) a $553,000 increase in expenditures associated with marketing programs including trade shows, and (i) a $427,000 increase in software and other maintenance fees. The balance was due to increased overhead associated with increases in sales and marketing personnel.

The $11.0 million increase in research and development expense was primarily due to (a) a $5.4 million increase in stock-based compensation expense, (b) a $2.0 million increase in salaries and other benefits associated with an 8% increase in the number of employees working on the design and development of new and enhanced products, quality assurance and testing, (c) an $890,000 increase in depreciation and amortization expense, (d) an $835,000 increase in spending on engineering supplies, (e) a $559,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts, (f) a $433,000 increase in third party services, and (g) a $158,000 increase in software and other maintenance fees. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market.

The $2.7 million increase in general and administrative expense was primarily due to (a) a $1.2 million increase in stock-based compensation expense, (b) a $770,000 increase in bad debt expense, (c) a $616,000 increase in audit and tax fees, (d) a $247,000 increase in taxes and other fees, and (e) a $168,000 increase in facility related costs associated with the expansion of our corporate headquarters in Bedford, Massachusetts. These increases were partially offset by a decrease of $413,000 in salaries and other benefits primarily due to a decrease in payroll taxes related to the exercise of stock options. The balance was due to increased facility and overhead costs.

During the first nine months of 2012, we incurred $643,000 of merger related costs associated with our acquisition of Iptego, which closed on April 25, 2012. During the first nine months of 2011, we incurred $300,000 of merger related costs associated with our acquisition of Newfound Communications, which closed on January 20, 2011.

Other Income (Expense)

	Nine Months Ended September 30,
	2012			2011
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue		Period-to-Period Change
							Amount	Percentage
	(dollars in thousands)
Interest income	$483	*	%	$454	*	%	$29	6%
Other expense	(356)	*		(601)	*		245	(41)

Total other income (expense), net	$127	*	%	$(147)	*	%	$274	(186)

*	Not meaningful

Interest income consisted of interest generated from the investment of our cash balances. The increase in interest income was primarily due to a decrease in the average interest rate partially offset by an increase in the average cash balance in the nine months ended September 30, 2012.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in expense from 2011 to 2012 was primarily due to fluctuations in the value of the Euro and British Pound.

(Benefit from) Provision for Income Taxes

	Nine Months Ended September 30,
	2012			2011
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue	Period-to-Period Change
						Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$268	*	%	$20,895	9%	$(20,627)	(99)%

*	Not meaningful

For the nine months ended September 30, 2012 and 2011, our effective tax rates were provisions of 9% and 37%, respectively. Our effective tax rate for the nine months ended September 30, 2012 includes an increase to tax expense of approximately $840,000 due to the one-time impact of certain items including domestic and foreign tax rate changes, non-deductible expenses associated with acquisitions and adjustments related to prior year tax filings. Excluding the impact of these items, we provided a 19% benefit for the nine months ended September 30, 2012. Our tax rate benefit, excluding the impact of the one-time items, is less than the anticipated federal statutory benefit of 35% due primarily to non-deductible stock compensation.

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

Key measures of our liquidity are as follows:

	As of and for the Nine Months Ended September 30, 2012	As of and for the Year Ended December 31, 2011
	(in thousands)
Cash and cash equivalents	$56,167	$160,403
Short and long-term investments	317,340	211,768
Accounts receivable, net	57,155	59,739
Working capital	395,556	391,816
Cash provided by operating activities	57,020	55,341
Cash used in investing activities	(143,820)	(49,036)
Cash (used in) provided by financing activities	(17,436)	62,429

Cash, cash equivalents, short and long-term investments. Our cash and cash equivalents at September 30, 2012 were invested primarily in high quality securities and are not materially affected by fluctuations in interest rates. Our short and long-term investments consist of high quality government treasuries and bonds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $236,000 at September 30, 2012 and $84,000 at December 31, 2011, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our sales office in Madrid, Spain and research and development office in Berlin, Germany as of September 30, 2012, and Madrid, Spain as of December 31, 2011.

Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and related invoicing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive a cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSOs increased from 65 days in the fourth quarter of 2011 to 79 days in the third quarter of 2012. The increase in DSOs from the fourth quarter of 2011 to the third quarter of 2012 was primarily related to the timing of shipments and the continued aging of receivables.

Operating activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, impairment of intangible assets, deferred income taxes, provision for bad debts, stock-based compensation, offset by the associated excess tax benefit, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2012 was $57.0 million and consisted of (a) $3.2 million of net loss, (b) non-cash deductions of $54.0 million consisting primarily of $40.6 million of stock-based compensation, $10.5 million of depreciation and amortization, $1.6 million in amortization of premium/discount on investments, $957,000 in provisions for bad debts and $345,000 in provisions for excess and obsolete inventory all of which were partially offset by a deduction of $45,000 related to the tax savings from the exercise, by employees, of their stock options and (c) $6.2 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $4.2 million increase in deferred revenue, a $2.8 million decrease in accounts receivables, a $931,000 increase in accrued expenses and other liabilities, and a $701,000 decrease in deferred product costs, partially offset by a $1.5 million increase in inventory, an increase of $724,000 in other assets, and a decrease of $282,000 in accounts payable.

Investing activities. Cash used in investing activities in the nine months ended September 30, 2012 was $143.8 million, which included $635.9 million in purchases of marketable securities, $21.2 million used in the acquisition of Iptego and $15.5 million in purchases of property and equipment, all partially offset by proceeds received of $528.7 million from the maturities and sales of marketable securities.

Financing activities. Net cash used in financing activities in the nine months ended September 30, 2012 included $28.8 million related to the repurchase of 1,625,000 shares of our common stock, inclusive of brokers’ fees. In addition, we received proceeds from the exercise of common stock options in the amount of $8.2 million, $3.1 million in proceeds from our employee stock purchase plan, and $45,000 of excess tax benefits from the exercise of stock options.

In July 2012, the Board of Directors authorized the repurchase of up to $200.0 million of our common stock over the subsequent twelve-month period beginning July 31, 2012 (the common stock repurchase program). The purchase of our common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws. This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through July 30, 2013. Subsequent to September 30, 2012, and through the date of this filing, we have not repurchased any additional shares of our common stock.

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

Requirements

Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, improvements to our leased corporate headquarters in Bedford, Massachusetts, development of a new enterprise resource planning system and other general purposes to support our growth. Our capital expenditures totaled $15.5 million in the nine months ended September 30, 2012. We estimate capital expenditures of $7.0 - $10.0 million in the remainder of 2012.

Contractual obligations and requirements. Our only material contractual obligation relates to the lease of our corporate headquarters in Bedford, Massachusetts.

Off-Balance-Sheet Arrangements

As of September 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations in Europe, Asia and Canada is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities and operations of the European, Asian and Canadian subsidiaries are recorded within other (expense) income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of September 30, 2012, our foreign exchange exposure would have fluctuated by approximately $175,000.

Interest Rate Risk

At September 30, 2012, we had unrestricted cash, cash equivalents, short and long-term investments totaling $373.5 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example, two customers accounted for 21% of our total revenue in the three months ended September 30, 2012 and one customer accounted for 14% in the three months ended September 30, 2011. In addition one customer accounted for 12% and another for and 11% of our total revenue in the nine months ended September 30, 2012 and 2011, respectively. Additionally, we do not enter into long term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in Europe, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

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

As of September 30, 2012, we had more than 300 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 63% and 68% of our total revenue in the three months ended September 30, 2012 and 2011, respectively, and 53% and 59% in the nine months ended September 30, 2012 and 2011, respectively. One distribution partner represented

11% and 28% of our accounts receivable as of September 30, 2012 and December 31, 2011, respectively. Given the ongoing global economic conditions, there is a risk that one or more of our distribution partners could cease operations. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase solutions from our competitors rather than from us. Under our contracts with our distribution partners, generally products are ordered from us by the submission of purchase orders that describe, among other things, the type and quantities of our products desired, delivery date and terms applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

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

Our cash, cash equivalents and investments are held in a variety of interest bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. For example, in August 2011, Standard and Poor’s downgraded the U.S.’s credit rating to account for the risk that U.S. lawmakers would fail to raise the debt ceiling and/or reduce its overall deficit. Such a downgrade could continue to impact the stability of future U.S. treasury auctions and affect the trading market for U.S. government securities. Uncertainty surrounding U.S. congressional action or inaction could impact the trading market for U.S. government securities or impair the U.S. government’s ability to satisfy its obligations under such treasury securities. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities as of September 30, 2012. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We continued to expand our operations in 2011 and the first nine months of 2012. During the period from January 1, 2011 through September 30, 2012, we increased the number of our employees and full-time independent contractors by 51%, from 570 to 863. We have also increased the number of our employees and full-time independent contractors located outside the U.S. in multiple countries and as a result we are required to comply with varying local laws for each of these new locations. In addition, our total operating expenses increased by 30% in 2010, 45% in 2011 and for the nine months ended September 30, 2012 were 28% higher than for the nine months ended September 30, 2011. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth, especially during the ongoing macroeconomic crisis, and across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

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

As part of our growth strategy, we have acquired three companies as of September 30, 2012 and may continue to do so in the future. In April 2012 we acquired IPTEGO, GmbH, in January 2011 we acquired Newfound Communications, Inc. and in April 2009, we acquired Covergence Inc. Whether we realize the anticipated benefits from these transactions will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection with these acquisitions. Accordingly, our results of operations could be adversely affected from the transaction related charges, amortization of intangible assets and charges for impairment of long term assets and there can be no assurance that these transactions will be successful.

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

Additional costs and risks associated with complying with increasing regulation of corporate governance and disclosure standards may disrupt our operations and harm our operating results.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to sufficiently verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.

Despite our implementation of network security measures, our network may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, the effects of war or acts of terrorism could have a material adverse effect on our consolidated financial position, results of operations or cash flows. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruption to the economy and create further uncertainties in the economy. Energy shortages, such as gas or electricity shortages, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our consolidated financial position, results of operations or cash flows could be materially and adversely affected.

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

(c) Issuer Purchases of Equity Securities

In July 2012, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock over the subsequent twelve-month period beginning July 31, 2012 (the common stock repurchase program). The purchase of our common stock will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

This common stock repurchase program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through July 30, 2013. Between July 31, 2012 and September 30, 2012, we repurchased 1,625,000 shares of our common stock for an aggregate purchase price, including applicable brokers’ fees, of $28.8 million.

The following table sets forth our purchases of equity securities for the three months ended September 30, 2012:

Period	Total number of shares purchased	Average Price Paid per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2012 - July 31, 202	—	$—	—	$200,000
August 1, 2012 - August 31, 2012	1,305,000	17.39	1,305,000	177,300
September 1, 2012 – September 30, 2012	320,000	19.03	320,000	171,211

Total (2)	1,625,000		1,625,000

(1)	Includes applicable brokers’ fees and commissions
(2)	The common stock repurchase program was announced on July 12, 2012. Pursuant to the common stock repurchase program the Company is authorized to purchase up to $200.0 million of the Company’s common stock over the 12 month period between July 31, 2012 and July 31, 2013.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (Commission File No. 001-33041 09781345))

2.2	Share Purchase and Assignment Agreement, by and between Acme Packet UK Ltd., IPTEGO GmbH and the Sellers listed therein (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2012 (Commission File No. 001-33041-12801707).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-134683 061103177))

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on January 23, 2012 (File No. 001-33041))

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME PACKET, INC. (Registrant)

Date: October 26, 2012	By:	/s/ Andrew D. Ory
Andrew D. Ory
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2012	By:	/s/ Peter J. Minihane
Peter J. Minihane
Chief Financial Officer and Treasurer
(Principal Financial Officer)