Form 10-K
period 2012-12-31
ACME PACKET INC
filed 2013-03-01
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33041

ACME PACKET, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3526641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crosby Drive

Bedford, MA 01730-1438

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 29, 2012, was $1,094,758,805. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

69,109,372 shares of the registrant’s common stock were outstanding as of February 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the SEC within 120 days of the end of the fiscal year ended December 31, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21 E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward looking statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our ability to attract and retain customers;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our financial performance;

•	our expectations regarding our revenue, cost of revenue and our related gross profit and gross margin;

•	our development activities, expansion of our product offerings and the emerging opportunities for our solutions;

•	our position in the session delivery network solutions market and our competitors;

•	the effect of the worldwide economy on the demand of our products;

•	the expectations about our growth and acquisitions of new technologies;

•	the demand for and the growth of worldwide revenues for session delivery network solutions;

•	the benefit of our products, services, or programs;

•	our ability to establish and maintain relationships with key partners and contract manufacturers;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;

•	the advantages of our technology as compared to that of our competitors;

•	our expectations regarding the realization of recorded deferred tax assets;

•	our cash needs;

•	the costs and risks associated with complying with new government regulations; and

•	our proposed merger with Oracle.

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

Overview

Acme Packet, Inc. (“Acme Packet” or “the Company”) is the leader in session delivery network solutions which enable the trusted, first class delivery of collaboration services, applications, and next-generation voice, video, data and unified communication and collaboration services and applications across Internet Protocol, or IP, networks.

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

In addition to SBCs, session delivery networks need additional products to perform critical roles. These include:

•	core session manager, or CSM, manages user access and interface application servers;

•	multiservice security gateway, or MSG, secures session delivery of data and voice services over untrusted Internet and wireless fidelity, or WiFi, access networks;

•	diameter signaling controller, or DSC, controls diameter signaling within long-term evolution, or LTE, networks and enable LTE data and voice session roaming;

•	session-aware load balancer, or SLB, scales border control for session delivery network solutions, MSG and DSC deployments;

•	session routing proxy, or SRP, routes sessions to/from access and interconnect borders;

•	application session controller, or ASC, enables Web 2.0 server applications to initiate and control sessions;

•	session recorder, or SR, performs session recording for the session delivery network; and

•

NSD manager, or NM, provides essential network element, network and service management functions including configuration/provisioning, real-time fault and performance management, troubleshooting, and fraud detection and prevention.

Acme Packet’s session delivery network solutions are used by over 1,925 Acme Packet customers in 109 countries. Our customers include fixed line, cable, mobile, transit and over-the-top, or OTT, communication service providers, as well as enterprises, contact centers and government organizations.

We sell our products and support services through over 330 distribution partners and through our direct sales force. Our distribution partners include many of the largest networking and IP communications equipment vendors throughout the world.

Our principal executive offices are located at 100 Crosby Drive, Bedford, MA 01730-1438. Our telephone number is (781) 328-4400. We were incorporated under the laws of the State of Delaware in August 2000. Our website address is www.acmepacket.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act. All such filings are available free of charge.

You may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov.

Significant Recent Developments

On February 4, 2013, Acme Packet, OC Acquisition LLC, a Delaware limited liability company (“Parent”), Andes Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), and Oracle Corporation, a Delaware corporation and the ultimate parent entity of Parent and Merger Subsidiary (“Oracle”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Subsidiary will merge with and into Acme Packet (the “Merger”) with Acme Packet surviving as a wholly-owned subsidiary of Parent. The Merger is expected to close in the first half of 2013, subject to Acme Packet stockholder approval, certain regulatory approvals and other customary closing conditions.

Upon the consummation of the Merger, subject to the terms of the Merger Agreement which has been unanimously approved by our Board of Directors, each share of our common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than (i) shares owned by Oracle or any of Oracle’s subsidiaries, (ii) shares held by us as treasury stock or our subsidiaries and, (iii) shares to which appraisal rights are properly sought), will be converted into the right to receive $29.25 in cash, without interest (the “Merger Consideration”), representing approximately $2.1 billion on a fully diluted basis. A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on February 4, 2013 and its preliminary proxy statement filed with the SEC on February 19, 2013.

As of the date of this filing, the effectiveness of the Merger was still subject to a vote by our shareholders.

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

A session is a communications interaction that has a defined beginning and end, and is effective only when transmitted in real time without latency or delays. In order to enable a session-based communication, control of the session from its origination point to its defined end point is required. No single IP network extends far enough to enable that level of control; however, the Internet lacks the fundamental quality of service and security mechanisms necessary to consistently deliver the security and quality of real time multimedia communications that consumers and businesses require. In order to gain the trust of users, service providers and enterprises must be able to assure secure and high quality interactive communications across one or more networks.

The Need for a New IP Overlay Network – the session delivery network

Delivering Session-based Communications

In order to deliver secure and high quality interactive communications, IP networks must be able to manage and integrate the communication flows that comprise a session. Each session includes three sets of bidirectional communication flows:

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

Additionally, unlike typical data communications, not all session based communications can be treated with the same priority. For example, a 911 call or a high quality enterprise video conference should take priority over other less critical session based communications.

Our Solution

Our session delivery network solutions provide controls in five areas:

•

Security—Our products protect themselves, softswitches, IP multimedia subsystem, or IMS, cores, IP private branch exchanges, or PBXs, unified communication, or UC, servers and other service delivery infrastructure elements, as well as customer networks, systems and relationships. This includes denial or service/distributed denial of service, or DoS/DDoS, protection from malicious attacks and non-malicious overloads. They authenticate and authorize users, discover user location and exchange this information with other network elements. Our products ensure session privacy.

•

Service and application interoperability and control—Our products’ proven interoperability maximizes the different types of applications, networks and devices that are supported and enables data applications to initiate and control communications. Our products also enable sessions to traverse existing data firewall devices, bridge private networks using overlapping IP addresses and virtual private networks, or VPNs, mediate between different signaling, transport and encryption protocols, convert between incompatible codecs, and translate signaling layer telephone numbers, addresses and response codes.

•

Service level agreement assurance—Our products play a critical role in assuring service capacity and quality. They enable data center disaster recovery and perform admission control to ensure that both the network and service infrastructure has the capacity to support a session with high quality. They perform optimal load balancing for session signaling elements and application servers. Our products also monitor and report actual session quality to determine compliance with performance specifications set forth in service level agreements between service providers and enterprises, and their external or internal customers. They also enable contact centers to record calls and sessions for quality assurance.

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

•

Cost and revenue management—Our products enable organizations to increase revenues and control costs by protecting against both bandwidth and quality of service theft, by routing sessions optimally to minimize costs and by providing accounting, charging and related mechanisms to maximize billable sessions.

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

Our Session Delivery Network Products, Platforms, and Management Systems

Acme Packet Net-Net Products

Acme Packet’s session delivery network solutions are architected using one or more products within our Net-Net product family.

Session border controllers

SBCs are the cornerstones of session delivery networks. They provide critical control functions in the delivery of high quality interactive communications, voice, video and unified communications, across IP network borders. A “session” is any real-time, interactive voice, video or multimedia communication using IP session-layer signaling protocols such as session initiation protocol, or SIP, H.323, media gateway control protocol, or MGCP, Megaco/H.248, message session relay protocol, or MSRP, and real time streaming protocol, or RTSP. The “border” is any IP to IP network border such as those between service provider and enterprise, residential or mobile customer/subscriber; between two service providers, or between enterprise and service provider managed networks and the public untrusted, unmanaged Internet. The “control” functions satisfy requirements in the areas of security, interoperability, availability, quality and regulatory compliance.

Acme Packet’s Net-Net SBC product family includes the Net-Net Session Director, or SD, Net-Net Signaling Firewall, or SF, and Net-Net Border Gateway, or BG. The Net-Net SD integrates signaling and media controls in a single standalone system, while the Net-Net SF and BG operate as “decomposed” session delivery network solutions; The Net-Net SF delivers security and other SIP signaling controls. The Net-Net BG operates in tandem with an external signaling element to control only the media within interactive communications sessions.

Core session managers

CSMs are centralized signaling elements in both service provider and enterprise networks that interface employee/subscriber databases and application servers to the session delivery network. They support user authentication, authorization, registration and location discovery; application orchestration; session routing and accounting/charging services.

Acme Packet’s Net-Net SIP Multimedia-Xpress, or SMX, adds core IP Multimedia Subsystem, or IMS, session manager functions to Acme Packet’s Net-Net access SBC to create an integrated session delivery solution. Net-Net SMX reduces the complexity and cost of delivering high-value, revenue generating SIP multimedia services and applications for fixed line, cable, mobile and over the top service providers, as well as large enterprises.

Multiservice security gateways

MSGs securely connect subscribers using the untrusted Internet or WiFi access networks to their mobile voice and data services. As a “gateway” they are deployed at the border between the mobile network and the Internet or WiFi access network. They are “multiservice” in that they transport both voice and data services and address a wide array of fixed mobile convergence solutions, including unlicensed mobile access, or UMA, and SIP, WiFi and femto/picocell access points. Mobile service providers are integrating these access points with their 3G and LTE radio access networks (RAN) to create a HetNet (heterogeneous network) for the purposes of increasing service coverage and off-loading their 3G and LTE RAN. The “security” function authenticates endpoints, secures the voice and data traffic within Internet Protocol Security, or IPsec, tunnels to ensure privacy and protect against theft, and defends against DoS/DDoS attacks on the mobile service infrastructure at the transmission control protocol/Internet protocol, or TCP/IP, and IPsec networking levels to deliver non-stop service.

Acme Packet’s Net-Net Security Gateway offers industry-leading security gateway capabilities in terms of architectural flexibility, capacity, performance, functionality, carrier-class availability and manageability.

Diameter signaling controllers

DSCs enable the exchange of this critical subscriber profile information within service provider LTE and IMS networks and across LTE network borders. More specifically, Diameter signaling messages are used to exchange subscriber authentication, authorization and location information among different LTE and IMS network elements. For each subscriber data, voice, video or multimedia session, Diameter signaling is used to exchange quality-of-service and charging information. By aggregating and controlling Diameter signaling messages, DSCs streamline LTE and IMS network deployments, assuring service availability and security.

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

Session-aware load balancers

SLBs are used to scale the capacity of access SBCs, interconnect SBCs, MSGs and interconnect DSC deployments at network borders. SLBs provide a single point of contact, for example, an IP address, for a service provider’s own subscribers or sessions coming from other networks. SLBs then dynamically and adaptively load balance traffic across two or more SBCs, MSG or DSC elements. While the exact load balancing algorithms are different for SBCs, MSG and DSC clusters, SLBs are “session-aware” as traffic is only re-balanced when there is no active session, dialog or transaction in process. Load balancing decisions incorporate a number of parameters including system capacity and current system load, availability and health score.

Acme Packet’s Net-Net SLB features carrier-class high-availability to ensure no loss of active sessions in the event of single system failure. Deployed in a high-availability pair, it checkpoints configuration and cluster state. The Net-Net SLB and its associated clusters provide a superior solution in terms of scalability, dynamic adaptive load balancing, redundancy and management compared to traditional Layer 3/Layer 5 web server load balancers and SIP redirect servers.

Session routing proxies

SRPs centralize and consolidate routing control for SIP-based voice, video, instant messaging and multimedia sessions. SRPs direct traffic to and from other SIP signaling elements in the network including mobile switching centers, CLASS 4 and 5 softswitches, call serving control functions servers and access and interconnect SBCs. SRPs reduce costs by addressing scaling problems when SIP routing decisions become complex and require a dynamic, real-time routing decision for each individual session for multiple sources and destinations within a network.

Acme Packet’s Net-Net Session Router is the core element in our Open Session Routing, or OSR, architecture and works in conjunction with a world-class ecosystem of routing database products and services from Acme Packet partners. An evolutionary leap over distributed routing architectures using mobile switching centers, or MSCs, and softswitches, the Net-Net Session Router and OSR dramatically boosts network efficiency, intelligence while reducing capital and operational expenditures.

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

Acme Packet’s Net-Net ASC is an advanced middleware platform that leverages existing Web development frameworks and toolsets to communications-enabled business processes or web pages. It supports a wide range of IP communications infrastructure vendors and systems. The Net-Net ASC can be deployed by the enterprise or offered as a service provider hosted service.

Session recorders

SRs are designed to record IP voice, video, chat and unified communications sessions for regulatory compliance and contact center quality assurance. SRs also enable service providers to offer new cloud-based session recording services for their SIP trunking or hosted UC service customers.

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

NSD manager

NMs provide essential capabilities for managing individual nodes, the network, a collection of geographically distributed network elements, and the service being delivered over the network. In addition to configuration and provisioning, these products generate alerts for network failures, performance problems and service quality issues. Additionally, they enable real-time troubleshooting down to the individual call or session and can pro-actively identify fraud and prevent further misuse.

Acme Packet’s Net-Net Central and Palladion product suites provide our customers with the critical tools for managing NSDs. Net-Net Central supports individual network element and network-wide configuration /provisioning, fault and performance management. Our Palladion suite of applications supports real-time network and service management. This includes real-time network monitoring, trouble-shooting and dynamic fraud detection and prevention.

Acme Packet Net-Net Platforms

Acme Packet’s Net-Net family of products are supported on Acme Packet’s purpose-built hardware platforms, on certified dedicated Linux servers, in certified Virtual Machine, or VM, environments and on third party platforms offered and supported by Acme Packet other equipment manufacturing, or OEM, partners. This choice of platforms satisfies a broad range of performance, capacity, bandwidth and price requirements.

Acme Packet purpose-built hardware platforms

Net-Net 3820

The Net-Net 3820 is a flexible platform for small to mid-sized service providers, government defense and security–focused agencies, small to medium enterprises and smaller sites within larger organizations. Hardware-based transcoding, encryption and quality of service, or QoS, measurement options deliver high-end session delivery network solutions functionality on this one rack unit, or RU, platform. The Net-Net 3820 supports our Net-Net SD and SF SBC product configurations, as well as our Net-Net Session Router and Net-Net SMX on our custom hardware to meet the critical requirements for next generation session delivery networks.

Net-Net 4500

This carrier-class platform delivers superior performance and configuration capabilities in a one RU form factor. Optional hardware-based transcoding, high-capacity encryption and QoS measurement position the Net-Net 4500 for deployment in a wide variety of IP communications services and applications. The Net-Net 4500 supports all Acme Packet SBC, CSM, SLB, MSG, DSC and SRP product configurations. It offers rich functionality, architectural flexibility and signaling protocol breadth, and satisfies all of the performance, capacity, availability and manageability requirements of service providers, enterprises, government organizations and contact centers.

Net-Net 6300

Our newest platform, the Net-Net 6300 leverages industry-leading hardware and software technology to deliver groundbreaking performance, capacity and system throughput in a three RU form factor:

•	Up to 1 million SIP subscribers;

•	Up to 800 SIP calls per second;

•	Up to 200,000 concurrent SIP sessions;

•	Up to 80,000 concurrent media sessions; and

•	Up to 40 Gbps system throughput

It features a next-generation hardware design that utilizes state-of-the-art components and 64-bit symmetrical multiprocessing in a modular system designed for growth and flexibility. The Net-Net 6300 operates Net-Net OS, Acme Packet’s market-leading session delivery functionality and supports our SBC, CSM and SRP configurations.

Net-Net 9200

The Net-Net 9200 offers high levels of performance, availability and capacity for service provider and large enterprise VoIP/UC deployments in a single seven RU system. The multiprocessor Net-Net 9200 platform supports our Net-Net Session Director session delivery network solutions configuration. It enables high performance, hardware-assisted transcoding and transrating for a wide selection of wireline and wireless codecs.

Net-Net 14000

The Net-Net 14000 is a highly-scalable solution for large next-generation service providers. Based on industry-standard Advanced Telecommunications Computing Architecture, or ATCA, the Net-Net 14000 supports our session delivery network solutions product configurations. It integrates Acme Packet’s custom hardware as ATCA-compliant front card and rear transition modules to minimize cost of ownership while offering per-module or per-shelf configuration flexibility that easily supports millions of subscribers per shelf.

Acme Packet-certified dedicated Linux servers and VM environments

Our products that provide core session delivery network functions operating inside data centers are available as software products for Acme Packet-certified x86 servers and Virtual Machine environments. This includes the Net-Net SMX, SR, DSC, ASC and ISR. Low capacity, yet easily deployable, enterprise and service provider Net-Net SD SBC configurations are also available as software products. Acme Packet certification ensures trouble-free installation and operation.

Management Systems

Net-Net Central

Acme Packet’s Net-Net Central, our next-generation management platform for service providers and enterprises, delivers highly-scalable configuration and fault, performance and security management for Acme Packet’s session delivery networks. Its flexible high-availability architecture accommodates small to very large networks and provides extensibility for hosting advanced management application add-ons. Through its dashboard and multiple configuration views, Net-Net Central facilitates flow-through provisioning, capacity planning and comprehensive performance and fault-monitoring with “at-a-glance” status indicators that simplify real-time network-wide management. Through standard interfaces, Net-Net Central also integrates with OSS/BSS ecosystems to deliver advanced service fulfillment, service assurance, billing and mediation. Net-Net Central currently offers three management applications:

•

Element Manager is used to configure, monitor and collect statistics from Acme Packet network elements. Element Manager supports all of our products and is a standard Net-Net Central management application. Element Manager, which provides configuration, fault and performance management, is accessed via Net-Net Central’s browser-based graphical user interface.

•

Route Manager consolidates and automates the management and distribution of routing information for our SBCs and SRPs. Utilizing Net-Net Central’s intuitive, easy-to-use, browser-based graphical user interface, Route Manager can automatically distribute routing information to all or specific subsets of SBCs and SRPs in the network.

•

Report Manager improves IP communications network planning and troubleshooting and collects data across the Acme Packet Net-Net product portfolio. It aggregates and reports statistics for network elements and operational measurements, providing network intelligence for capacity planning, QoS reporting and troubleshooting.

Palladion

Our Palladion application suite enables real-time, intelligent network and service management. Palladion currently offers three management applications which support real-time network monitoring, trouble-shooting and dynamic fraud detection and prevention.

Voice & Video Operations captures all signaling messages from the network and offers full end-to-end correlation of all sessions in real-time. It provides views of all sessions and registrations network-wide, as well as global key performance indicators and statistics for network elements, user groups and trunks. Various configuration options exist for pro-active monitoring of the network, filtering information and providing the right view on the network and the complete user base.

Customer Experience & Troubleshooting provides an easy-to-use analysis tool that helps to analyze the root-cause of any reported problem related to a user, user group, trunk, user device, network device or IP address. It offers drill-down into the network, providing diagramatic call flow analyses with full protocol details. Using an application-guided process, customer care and support teams can work efficiently to rapidly restore high-quality service.

Fraud Detection & Prevention, or FDP, is a self-learning, scalable solution to help detect toll fraud and prevent it before damage is done. To identify fraudulent calls, FDP builds on an end-to-end correlated, network-wide view to perform a real - time analysis of the user behavior and compares it with the individual behavioral pattern which is automatically learned by the application for each user. Once fraud incidents are identified FDP can disable users, trunks and other groups automatically.

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

Training. We offer an array of training courses to our customers covering product and solutions overview, basic and advanced configuration and administration, troubleshooting and maintenance and security. We present these courses at our corporate headquarters and regional offices, as well as at customer and partner sites.

We had 234 employees dedicated to providing these services as of December 31, 2012 as compared to 215 employees as of December 31, 2011. We believe our commitment to servicing our customers provides us with a competitive advantage by helping us to retain customers and to identify new product opportunities.

Sales and Marketing

We market and sell our products and support services indirectly through our distribution partners and directly through our sales force. Our sales and marketing team consisted of 273 employees and full time contractors as of December 31, 2012 as compared to 203 employees as of December 31, 2011.

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

Direct Sales. Our direct sales team, with assistance from our marketing organization, sells directly to large, service providers and enterprises worldwide. We maintain sales offices in Bedford, Massachusetts; Beijing, China; Berlin, Germany; Madrid, Spain; Seoul, South Korea; Tokyo, Japan, Moscow, Russia; Dubai, United Arab Emirates; Gurgaon, India; Singapore and Ipswich, United Kingdom. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Saudi Arabia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the U.S.

Indirect Distribution Partners

We utilize three different types of indirect distribution partners: value-added system resellers, distributors and original equipment manufacturers, or OEMs, to support our existing customers and to acquire new customers for our products and technology. Value-added system resellers purchase systems comprised of our software and hardware, integrate other value-added products and services, and resell the combined solution to end-user customers. Our distributors resell our systems to secondary value-added system resellers that do not have a direct purchasing relationship with us. OEMs who participate in the “Powered by Acme Packet” program, such as Avaya Worldwide Services Inc. and Hewlett-Packard Company, can embed Net-Net OS session delivery network solutions OEM software into a wide range of hardware platforms, including IP PBXs, unified communications servers, multiservice business gateways, firewalls and routers. Acme Packet is a visible secondary brand in these solutions.

The agreements with our indirect distribution partners typically have durations of one to three years and provide for a full spectrum of sales and marketing services, implementation services, technical and training support and warranty protection. They do not contain minimum sales requirements. We follow a standard contracting process with our indirect distribution partners. The first time a distribution partner places an order for any of our products, we enter into a master agreement that contains general terms and conditions applicable to all purchases or licensing of our products. By entering into this type of distribution partner agreement with us, a distribution partner does not become obligated to order or purchase any fixed or minimum quantities of our products. Our distribution partners generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products and the delivery date and other applicable delivery terms that are applicable to these products. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from distribution partners have been insignificant to date. As of December 31, 2012, we have over 330 distribution partners. Our partners include many of the largest networking, telecommunications equipment vendors and systems integrators in the world, as well as regionally focused organizations.

In some instances, these distribution partners may offer products and services that compete with ours. Increased competition from any of these partners would require a substantial additional and unplanned investment that would be needed to broaden our product and services portfolio to provide a more comprehensive systems integration, service, support and complete communications solutions offering.

Customers

Our products and services have been selected by more than 1,925 end-user customers in 109 countries. These end-user customers consist of legal entities that have either purchased products or services directly from us or have purchased our products through one of our distribution partners. Our end-user customers include incumbent and competitive local exchange and long distance providers, international service providers, cable operators, Internet telephony service providers, voice application service providers, wireless service providers, enterprises, contact centers, universities and government agencies. In addition to these many different customer profiles, our end-user customers reflect different services and applications, network types, business models and countries.

Revenue from customers located outside the U.S. and Canada represented 44% of our total revenue in 2012, 42% of our total revenue in 2011 and 38% of our total revenue in 2010. The following is a list of our customers who accounted for at least 10% of our revenue for the applicable period indicated below:

Year Ended December 31,
2012	2011	2010
Verizon Business – 12%	Nokia Siemens Networks – 14%	Verizon Business – 12%
		Alcatel-Lucent – 10%

We follow a standard contracting process with all of our customers. The first time a customer places an order for any of our products we enter into a master agreement that contains general terms and conditions applicable to all purchases or licensing of our products. By entering into an end-user or reseller agreement with us, a customer does not become obligated to order or purchase any fixed or minimum quantities of our products. Our customers generally order products from us by submitting purchase orders that describe, among other things, the type and quantities of our products that they desire to order and the delivery date and other delivery terms and conditions that are applicable.

Research and Development

Continued investment in research and development is critical to our business. We have 279 engineers as of December 31, 2012, as compared to 246 engineers as of December 31, 2011, with expertise in various fields of communications and network infrastructure. Our research and development organization is responsible for designing, developing and enhancing our software products and hardware platforms, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party hardware and software products. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems. In addition, we have invested significant time and financial resources into the development of our Net-Net family of products.

Research and development expense totaled $64.8 million for 2012, $51.5 million for 2011 and $35.6 million for 2010.

Manufacturing

We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 3800 and 4500 series of products to Plexus Corporation and Benchmark Electronics, Inc. We subcontract all of the manufacturing of our Net-Net 9200 series of products to Plexus Corporation. We subcontract all of the manufacturing of our Net-Net 6300 and Net-Net 14000 series of products to Benchmark Electronics, Inc. We have written agreements with Plexus Corporation and Benchmark Electronics, Inc. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other delivery terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts a purchase order, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules. In addition, we cannot be certain or provide any assurance that our manufacturers will accept all of our purchase orders, or any of them, and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications.

Although there are multiple sources for most of the component parts of our products, some of the network processors, traffic managers, microprocessors and network search engines used in our product are sourced from limited or, in some cases, single sources. For example, our contract manufacturers purchase through electronics distributors various types of network processors, traffic managers, microprocessors, network search engines and field programmable gate arrays from various component manufacturers, including Altera Corporation, Applied Micro Circuits Corporation, Broadcom Corporation, Cavium, Inc., Exar Corporation, EZ Chip Semiconductor, Ltd., Intel Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., Mindspeed Technologies, Inc., Octasic, Inc., PLX Technology, Inc., and Xilinx, Inc., which are presently our contract manufacturers’ sole sources for these particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. We regularly monitor the supply of the component parts and the availability of alternative sources. Also, we have entered into arrangements with a few electronics distributors which require the electronics distributors to establish and maintain up to three months’ inventory of certain key components, and, at the request of our contract manufacturers, to supply all or a portion of the key components held pursuant to this arrangement to our contract manufacturers for use in the manufacture of our products. Our contractual arrangements with the electronics distributors do not provide for the electronics distributors to enter into any contract with any of these component manufacturers to guarantee the supply of these key components. Our contract manufacturers provide forecasts to the electronics distributors of our manufacturers’ requirements of these key components. These electronics distributors use the forecasts to source the key components from time to time, to the extent that these key components are available from the applicable component manufacturers, with the objective of maintaining at all times up to three months’ supply of these key components available for delivery to our contract manufacturers. When our contract manufacturers require certain key components for use in the manufacture of our products, we direct them to issue purchase orders to the applicable electronics distributor and, if the applicable electronics distributor has the requested quantities of these key components on hand, the electronics distributor accepts the purchase order issued by our contract manufacturers and supply the quantities of the key components covered by the purchase order. Despite these arrangements, we cannot be certain or provide any assurance that the applicable component manufacturers will accept all of the purchase orders, or any of them, issued by these electronics distributors and agree to supply any of the quantities of these components requested by these electronics distributors. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months’ inventory of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of these key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers’ requirements.

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

Competition

The market for session delivery network solutions is competitive and continually evolving. While we believe we are currently the market leader in the session delivery network solutions category, we expect competition to persist and intensify in the future as the session delivery network solutions market grows and gains greater attention. We believe we can leverage our leadership in SBCs, the cornerstones of the session delivery network, into a leadership position in the other session delivery network product categories over time.

We believe the following requirements frame the basis of competition in the market:

•	Specific customer experience and traction in relevant markets segments, service and application delivery;

•

Innovative and proven product capabilities encompassing functional breadth, feature depth, interoperability, performance, capacity, management tools, choice of hardware-based or software only platforms and pricing; and

•	Quality of support ranging from architecture planning to enhancement requests to on-going maintenance.

Our competitors vary by market segment and by product category. In the service provider market, our primary competitors include GENBAND Inc., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd., and Metaswitch Networks Ltd., some of whom are also our partners. In the enterprise market, our primary competitor is Cisco Systems, Inc. As the market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers including a number of our traditional and existing distribution partners. This change in the competitive dynamic would result in a changing mix of our traditional and existing business to more direct relationships with end customers. This change in our business mix would require substantial additional and unplanned investment that would be needed to broaden our product and services portfolio to provide a more comprehensive systems integration, service, support and complete communications solutions offering.

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

As of December 31, 2012, we have been issued twenty-four U.S. patents and we had five U.S. utility patent applications pending, as well as counterparts pending in other jurisdictions around the world. Our three registered trademarks in the U.S. are “Acme Packet,” “Net-Net” and “Acme Packet Session Aware Networking.” Internationally, we have eleven registered trademarks, have been issued thirty-six patents and have eight pending patent applications.

In addition to the protections described above, we generally control access to, and use of, our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright laws. We also incorporate a number of third-party software programs into our Net-Net products pursuant to license agreements.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that in the future, we may be advised by third parties of information that could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking targeted patent protection with respect to the technologies used in, or relating to, our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products. Our patents may be declared invalid or our patent applications may not result in issued patents. Internationally, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Claims by other parties that we infringe their proprietary technology that could force us to redesign our products or to incur significant costs.”

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

Employees

As of December 31, 2012, we had 880 employees and full-time independent contractors, consisting of 273 employees and full-time independent contractors engaged in sales and marketing, 279 employees engaged in research and development, 234 employees and full-time independent contractors engaged in professional support services, 37 employees engaged in manufacturing, and 57 employees engaged in finance and administration. A total of 252 employees and full-time independent contractors were located outside of the U.S. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our current employee relations to be good.

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

Risks Relating to the Merger

There are risks and uncertainties associated with our proposed acquisition by Oracle.

The announcement and pendency of the Merger may adversely affect our business due to customers’ and employees’ uncertainty and other disruptions as well as intensified competition from our competitors as they attempt to take advantage of these uncertainties. In addition, we have incurred legal and other expenses in connection with the pending Merger. All of these factors may have an adverse effect on our consolidated financial position, results of operations or cash flows.

Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Oracle’s prior written consent until the consummation of the Merger. Actions that may require Oracle’s consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, acquisitions, and issuances of securities. These restrictions could adversely affect our business and have an adverse effect on our consolidated financial position, results of operations or cash flows.

There is no assurance that the Merger with Oracle will occur.

Completion of the Merger is subject to various customary closing conditions, including, but not limited to, (i) approval of the Merger Agreement by our shareholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any applicable foreign competition laws, as amended, (iii) the absence of any order, injunction, law or regulation prohibiting the consummation of the Merger, (iv) the accuracy of the representations and warranties of each party, (v) performance, in all material respects, all obligations and compliance with, in all material respects, agreements and covenants to be performed or complied with by each party, (vi) the absence of any event, change or set of circumstances that would have a material adverse effect on our business and (vii) the absence of any suit, claim, action or proceeding by a governmental authority seeking to challenge or delay the Merger, restrain Oracle’s ownership of our business, assets or common stock or requiring divestiture of any equity interests by Oracle. Additional risks and uncertainties which could affect the parties’ ability to complete the Merger include, without limitation, the possibility of litigation (including related to the transaction itself). If the Merger is not completed, the share price of our common stock will change to the extent that the current market price of the Company’s common stock reflects an assumption that the Merger will be completed. In addition, under circumstances defined in the Merger Agreement, we might be required to pay a termination fee of $66.0 million and Oracle’s documented, out-of-pocket fees and expenses up to a total of $5.0 million, which amount may be credited against the $66.0 million termination fee. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger will likely continue in the event that the Merger is not completed.

Pending shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business and operations.

Subsequent to the February 4, 2013 announcement of the Merger, Acme Packet has been named party to eight purported class action lawsuits filed by alleged stockholders, seven of which were filed in the Delaware Court of Chancery and one of which was filed in Middlesex County Superior Court in the Commonwealth of Massachusetts. Each of these lawsuits names as defendants Acme Packet, the members of our board of directors, Oracle, Parent and Merger Subsidiary. See “Item 3 – Legal Proceedings” for more detailed information concerning the lawsuits. The lawsuits allege generally that the defendants either breached or aided and abetted the breach of fiduciary duties to Acme Packet’s stockholders by seeking to sell the company for an allegedly inadequate price and on unfair terms. The complaints seek equitable relief, including, among other things, to enjoin consummation of the proposed merger, rescission of the merger agreement, award of all costs of the action, including reasonable attorneys’ fees and costs, and rescissory and other damages. No assurances can be given that this litigation will not result in such an injunction being issued, which could prevent or delay the closing of the Merger. It is possible that additional lawsuits may be filed against us asserting similar or different claims. There can be no assurance that we or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits.

Risks Relating to Our Business

The market for session delivery network solutions is competitive and continually evolving, and if we are not able to compete effectively, we may not be able to continue to expand our business as expected and our business may suffer.

Although relatively new, the market for session delivery network solutions is competitive and continually evolving. We expect competition to persist and intensify in the future as the session delivery network solutions market grows and new and existing competitors devote considerable resources to introducing and enhancing products. Our competitors vary by market segment, service provider vs. enterprise, and by session delivery network product category. In the service provider market overall, our primary competitors include GENBAND Inc., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd., and Metaswitch Networks Ltd. In the enterprise market, our primary competitor is Cisco Systems, Inc.

Networking and telecommunications equipment suppliers without competitive solutions today may introduce solutions in the future, either through internal development or acquisition. These additional competitors include a number of our distribution partners. Any new entrant would be likely to devote significant sales and marketing resources to establish its position in the session delivery network solutions market and may be willing to price its products at a discount, or bundle its products with other equipment or services, in an attempt to rapidly gain market share. New product introductions or new market entrants could cause service providers to delay purchase decisions or reopen bidding processes. If new product enhancements and introductions are superior to ours, and we are unable to make comparable enhancements to our products, our competitive advantage would be compromised which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Sales to the service provider market have been characterized by large and sporadic purchases, in addition to longer sales cycles. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding, and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, financial condition and stock price. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. Some of our current or prospective customers have, and may in the future, cancel or delay spending on the development or roll-out of capital and technology projects with us due to the continuing economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, the current negative worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. All these factors can add further risk to business conducted with service providers.

We depend on a limited number of customers for a substantial portion of our revenue in any period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any period from a limited number of customers as a result of the nature of our target market and the current stage of our development. During any given period, a small number of customers may each account for 10% or more of our revenue. For example one such customer accounted for 12% of our total revenue in 2012 and one such customer accounted for 14% of our total revenue in 2011. Additionally, we do not enter into long-term purchase contracts with our customers, and we have no contractual arrangements to ensure future sales of our products to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

We rely on many distribution partners to assist in selling our products, and if we do not develop and manage these relationships effectively, our ability to generate revenue and control expenses may be adversely affected.

As of December 31, 2012, we had more than 330 distribution partners. Our success is highly dependent upon our ability to continue to establish and maintain successful relationships with these distribution partners from whom, collectively, we derive a significant portion of our revenue, and who may comprise a concentrated amount of our accounts receivable at any point in time. Revenue derived through distribution partners accounted for 54% and 60% of our total revenue in 2012 and 2011, respectively, while one distribution partner represented 14% of our accounts receivable as of December 31, 2012, and another distribution partner represented 28% of our accounts receivable as of December 31, 2011. Given the current global economic conditions, there is a risk that one or more of our distribution partners could cease operations. Although we have entered into contracts with each of our distribution partners, our contractual arrangements are not exclusive and do not obligate our distribution partners to order, purchase or distribute any fixed or minimum quantities of our products. Accordingly, our distribution partners, at their sole discretion, may choose to purchase solutions from our competitors rather than from us. Under our contracts with our distribution partners, products are generally ordered from us by the submission of purchase orders that describe, among other things, the type and quantities of our products desired, delivery date, and terms and conditions applicable to the ordered products. Accordingly, our ability to sell our products and generate significant revenue through our distribution partners is highly dependent on the continued desire and willingness of our distribution partners to purchase and distribute our products and on the continued cooperation between us and our distribution partners. Some of our distribution partners may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of a distribution partner may interfere with our ability to market, license, implement or support our products with that party, which in turn may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings.

Moreover, if we are unable to leverage our sales, support, and services resources through our distribution partner relationships, our role in our industry will change and we will need to hire and train additional qualified sales, support, and services personnel to provide a more comprehensive systems integration, training, and services offering. There can be no assurance that we will be able to hire additional qualified sales, support, and services personnel in these circumstances and our failure to do so may restrict our ability to generate revenue. Even if we are successful in hiring additional qualified sales, support, and services personnel, we will incur additional costs and our operating results, including our gross margin, may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, increased competition from large communications and network equipment vendors, including, in many instances, our distribution partners, would result in a changing mix of our business to more direct relationships with end customers. This change would require substantial additional and unplanned investment to broaden our product and services portfolio to provide a more comprehensive systems integration, service, support and complete communications solutions offering to effectively compete in the changing marketplace. This change in mix and additional investment may have a significant impact on our ability to grow revenue predictably, which may have a significant adverse impact on our business and future potential shareholder value.

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

As a result of the lengthy and uncertain sales and deployment cycles for our products, it is difficult for us to predict the timing in which our customers may purchase additional products or features from us, and our operating results may vary significantly from quarter to quarter, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows, and stock price.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that could result in decreased revenues and increased cost of sales.

Many of our customers are large interactive communications service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features and require penalties for performance obligations, such as delivery, outages, or response time. As we seek to sell more products to large service providers, we may be required to agree to additional performance based terms and conditions, which may affect the timing of revenue recognition and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our revenue growth may be constrained by our product concentration and lack of revenue diversification.

We have derived the majority of our revenue to date from sales of our session border controllers, and we expect that our session border controllers will account for substantially all of our revenue for the foreseeable future. Continued market acceptance of these products is critical to our future success. As a result, our consolidated financial position, results of operations or cash flows may be materially adversely affected by:

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

Our cash, cash equivalents and investments are held in a variety of interest bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. For example, in August 2011 Standard & Poor’s downgraded the U.S.’s credit rating to account for the risk that U.S. lawmakers would fail to raise the debt ceiling and/or reduce its overall deficit. Such a downgrade could continue to impact the stability of future U.S. treasury auctions and affect the trading market for U.S. government securities. Uncertainty surrounding U.S. congressional action or inaction could impact the trading market for U.S. government securities or impair the U.S. government’s ability to satisfy its obligations under such treasury securities. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities as of December 31, 2012. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If we do not timely deliver new and enhanced products that respond to customer requirements and technological changes, interactive communications service providers may not buy our products and our revenue may decline.

To achieve market acceptance for our products, we must effectively anticipate and adapt in a timely manner to customer requirements, and offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. For example, our most recent product introduction, the Net-Net 6300 series, may not adequately respond to new customer demands and, therefore, demand for our products may decrease or may fail to increase to the extent contemplated by our business plan. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be adversely affected, and we may lose current and prospective customers, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The market for session delivery network solutions is characterized by rapid technological change, frequent new product introductions, and evolving industry requirements. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing, or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements. The introduction of new products by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete. If our products become technologically obsolete, customers may purchase solutions from our competitors and we may be unable to sell our products in the marketplace and generate revenue, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our dependence on outside contractors for critical manufacturing services could result in product delivery delays and damage our customer relations.

We outsource the manufacturing of our Net-Net products. We subcontract all of the manufacturing of our Net-Net 3820 and 4500 series of products to Plexus Corporation and Benchmark Electronics, Inc. We subcontract all of the manufacturing of our Net-Net 9200 series of products to Plexus Corporation and TTM

Technologies, Inc. We subcontract all of the manufacturing of our Net-Net 6300 and Net-Net 14000 series of products to Benchmark Electronics, Inc. We submit purchase orders to these manufacturers that describe, among other things, the type and quantities of our products or components to be manufactured by the applicable manufacturer and the delivery date and other terms applicable to the products or components. Our manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products or components. If one of our manufacturers accepts in writing a purchase order submitted by us, the manufacturer is legally obligated to manufacture the product or component covered by such purchase order and we are obligated to purchase and take delivery of such product or component. Our reliance on outside manufacturers involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to, necessary manufacturing processes, and reduced control over delivery schedules.

As a result of the recent global financial market conditions, it is possible that any of our outside contractors could experience interruptions in production, cease operations or alter our current arrangements. If this occurs, it could adversely affect our business. In addition, we cannot be certain or provide any assurance that our manufacturers will accept any or all of our purchase orders and agree to manufacture and supply any or all of our manufacturing requirements for our products or any components. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify one or more acceptable alternative manufacturers. The use of new manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Certain key components used in the manufacture of our products are sourced from single or, in some cases, limited sources. For example, the third parties that we hire to manufacture our products, or contract manufacturers, purchase through electronics distributors various types of network processors, traffic managers, microprocessors, and network search engines. Specifically, Altera Corporation, Applied Micro Circuits Corporation, Broadcom Corporation, Cavium, Inc., Exar Corporation, EZ Chip Semiconductor, Ltd., Intel Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., Mindspeed Technologies, Inc., Octasic, Inc., PLX Technology, Inc., and Xilinx, Inc., are presently the sole sources for particular components. We do not have a written agreement with any of these component manufacturers to guarantee the supply of key components used in our products, and we do not require any of our contract manufacturers to have a written agreement with any of these component manufacturers. Our contractual arrangements with our electronics distributors do not provide for these electronics distributors to enter into any contract with any component manufacturer to guarantee the supply of these key components. We have entered into arrangements with our contract manufactures and electronic distributors to source key components. Despite these arrangements, we cannot be certain or provide any assurance that the component manufacturers will accept any or all of the purchase orders, issued by the electronics distributors and agree to supply any or all of the quantities requested. Accordingly, we cannot be certain or provide any assurance that these electronics distributors will have at all times at least three months’ supply of these key components or any quantities of the key components in inventory or that our contract manufacturers will be able to source their requirements of the key components from other sources in the event that the electronics distributors cannot meet our contract manufacturers’ requirements. Additionally, if our contract manufacturers underestimate our component requirements, or if we fail to accurately predict our manufacturing requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. In light of the recent downturn in the global economic conditions, there is also the risk that these electronics distributers could experience interruptions in production, cease operations, or alter our current arrangements. Also, our suppliers may:

•	enter into exclusive arrangements with our competitors;

•	be acquired by our competitors;

•	stop selling their products or components to us at commercially reasonable prices;

•	refuse to sell their products or components to us at any price; or

•	be unable to obtain or have difficulty obtaining components for their products from their suppliers.

If our supply of any key components is disrupted, we may be unable to deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, harm to our reputation, increased manufacturing costs, and exposure to claims by our customers. Even if alternate suppliers are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and we may experience difficulties or delays in the manufacturing of our products. For example, we have customized some of our hardware products to accommodate the design of some key components, and the loss of the sole supplier of a key component could require that we redesign related components to accommodate replacement components. Any failure to meet our customers’ delivery requirements could harm our reputation and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If the market for our products does not continue to develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results.

Despite introducing several new product categories over the last several years, we derive, and expect to continue to derive, a significant amount of our revenue from the sale of session delivery network solutions . The market for session delivery network solutions is relatively new and still evolving, and it is uncertain whether these products will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of interactive communications service providers to continue to implement session delivery network solutions.

Some service providers or enterprises may be reluctant or unwilling to implement session delivery network solutions for a number of reasons, including failure to perceive the need for improved quality and security of interactive communications across Internet Protocol, or IP, borders and lack of knowledge about the potential benefits that session delivery network solutions may provide. Even if service providers or enterprises recognize the need for improved quality and security of interactive communications across IP borders, they may not select session delivery network solutions such as ours because they choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our session delivery network solutions.

If service providers or enterprises do not perceive the benefits of session delivery network solutions, the session delivery network solutions market may not continue to develop or may develop more slowly than we expect, either of which would adversely affect our revenue. Because the market for session delivery network solutions is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If the migration to IP network architecture for real-time interactive communications does not continue, the session delivery network solutions market may not expand as predicted, and our ability to obtain new customers may decrease.

We derive our revenue by providing session delivery network solutions to interactive communications service providers seeking to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers’ networks to a single IP network architecture. The migration of voice traffic from PSTN to IP networks is in its early stages, and the continued migration to IP networks depends on a number of factors outside of our control. Among other things, existing networks include switches and other equipment that may have estimated useful lives of twenty years or more and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products such as ours that are designed to migrate interactive communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, the session delivery network solutions market may not expand as predicted, if at all, and we will not be able to gain new customers. In addition, even if there is a successful migration to an IP network for interactive communications, new unforeseen technologies may render the session delivery network solutions unnecessary. As a result, our revenues would decrease which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. For example, our competitors may be able to attract and retain a more qualified team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and service our products at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and as a result, our ability to compete effectively in the session delivery network solutions market would decrease, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Over the long-term we intend to increase our investment in engineering, sales, marketing, service, manufacturing and administration activities, and these investments may achieve delayed, or lower than expected benefits, which could harm our operating results.

Over the long-term, we intend to continue to add personnel and other resources to our engineering, sales, marketing, service, manufacturing, and administrative functions as we focus on developing emerging technologies, the next wave of advanced technologies, capitalizing on our emerging market opportunities, enhancing our evolving support model, and increasing our market share gains. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments or if the achievement of these benefits is delayed, our consolidated financial position, results of operations or cash flows may be adversely affected.

We have made and may undertake additional acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

As part of our growth strategy, we have acquired three companies as of December 31, 2012 and may continue to do so in the future. In April, 2012, we acquired IPTEGO GmbH, an IP communications network management software company. In January 2011, we acquired Newfound Communications, Inc., which provides call recording, interactive voice response, and dialing solutions for the telecommunications industry. In April 2009, we acquired Covergence Inc. Whether we realize the anticipated benefits from these transactions, and potential future transactions, will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection with the past and potential future acquisitions. Accordingly, our results of operations could be adversely affected from transaction related charges, amortization of intangible assets and charges for impairment of long-term assets and there can be no assurance that these past and potential future transactions will be successful.

While we do not have any present plans to acquire additional businesses, technologies or services, we may enter into such arrangements in the future in order to expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisition, it may require us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies, or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

For example, we recognize our revenue for hardware and software products, as well as our service offerings in accordance with the Accounting Standards Codifications for multiple element arrangements and software revenue recognition. The FASB and the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in licensing arrangements such as ours. Future interpretations of existing accounting standards, or changes in our business practices could result in future changes in our revenue recognition accounting policies that may have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the future we may have to defer recognition for license fees due to several factors, including whether a transaction involves:

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

If functionality similar to that offered by our session delivery network solutions is added to existing network infrastructure elements, organizations may decide against adding our session delivery network solutions to their network which would cause the market for standalone session delivery network solutions to decrease resulting in fewer customers for and decreased sales of, standalone session delivery network solutions.

Other providers of network infrastructure elements are offering or proposing to offer functionality aimed at addressing the problems addressed by our products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our products in infrastructure elements that are already generally accepted as necessary components of network architecture may cause the market not to grow as predicted, which would have an adverse effect on our ability to market and sell certain of our products. Furthermore, even if the functionality offered by other network infrastructure elements is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding additional equipment from an additional vendor, which could also have a material adverse effect on the market for standalone session delivery network solutions systems. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure elements, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only a single line of products and may have fewer financial resources than some of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, the revenue derived from our products may prove smaller than predicted which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.

In 2012, 44% of our revenue was attributable to our customers located outside of U.S. and Canada. We plan to expand our international operations in the future. The success of our business may depend, in part, on our ability to expand into international markets. Any expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks. We have employees and full-time independent contractors in Argentina, Australia, Belgium, Brazil, Canada, China, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, United Arab Emirates and the United Kingdom. Given our limited experience in international markets, we cannot be sure that any further international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products, lower the prices at which we can sell our products, or otherwise may have a material adverse effect on our consolidated financial position, results of operations or cash flows. Among the risks we believe are most likely to affect us are:

•	our ability to comply with differing technical standards and certification requirements outside the U.S.;

•	costs of staffing and managing international operations;

•	substantially longer payment terms and greater difficulty in collecting accounts receivable;

•	changes in regulatory requirements;

•	compliance with local employment and labor regulations;

•	compliance with the Foreign Corrupt Practices Act, the UK Anti-Bribery Act, and other foreign anti-corruption laws and regulations;

•	reduced protection for intellectual property rights in some countries;

•	new and different sources of competition;

•	fluctuations in currency exchange rates;

•	adverse tax consequences; and

•	political and economic instability and terrorism.

We are subject to the Foreign Corrupt Practices Act.

Through our international activities, we are subject to the Foreign Corrupt Practices Act, or the FCPA, and all other anti-corruption laws and regulations, such as the UK Anti-Bribery Act, of all the countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of such laws.

Indeed, we earn a significant portion of our total revenues from international sales generated through our international direct and indirect operations. The applicable anti-corruption laws generally prohibit covered companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA, in particular, applies to companies, individual directors, officers, employees, and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies which we acquire. If we, or our intermediaries, fail to comply with the requirements of the FCPA, governmental authorities in the U.S. could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our consolidated financial position, results of operations, cash flows, and reputation.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and earnings being higher than anticipated in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of, or lapses in, the research and development tax credit laws; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Adverse outcomes from these examinations may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We continued to expand our operations in 2010, 2011 and 2012. During the period from December 31, 2010 through December 31, 2012, we increased the number of our employees and full-time independent contractors by 54%, from 570 to 880. We have also increased the number of our employees and full-time independent contractors located outside the U.S. in multiple countries and as a result we are required to comply with varying local laws for each of these new locations. In addition, our total operating expenses increased by 30% in 2010, 45% in 2011 and 26% in 2012. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base, and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth across multiple countries, will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

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

Our success depends to a degree upon the protection of our software, hardware designs, and other proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, distribution partners, consultants, and customers to protect our intellectual property rights. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in international countries where the laws may not protect our proprietary rights as fully as in the U.S. If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, it might be able to manufacture similarly designed and equipped session delivery network solutions s at a reduced cost, which would result in a decrease in demand for our products. Furthermore, we have adopted a strategy of seeking targeted patent protection both in the U.S. and in international countries with respect to the technologies used in or relating to our products. Others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing harm to our business. In addition, if we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive, even if we were to prevail and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Claims by other parties that we infringe upon their proprietary technology could force us to redesign our products or to incur significant costs.

We may become involved in litigation as a result of allegations that we infringe upon intellectual property rights of others. Any party asserting that our products infringe upon their proprietary rights would force us to defend ourselves, and possibly our customers, distribution partners or contract manufacturers, against the alleged infringement. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Compliance with regulations and standards applicable to our products may be time consuming, difficult, and costly, and if we fail to comply, our product sales will decrease.

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

Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations affecting IP networks could materially adversely affect the market for our products. In addition, the convergence of the PSTN and IP networks could become subject to governmental regulation, including the imposition of access fees or other tariffs, that adversely affects the market for services and equipment, including the services and equipment we sell, for interactive communications across IP networks. User uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products or address any regulatory changes may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are subject to environmental and occupational health and safety regulations that may increase our costs of operations or limit our activities.

We are subject to environmental and occupational health and safety regulations relating to matters such as reductions in the use of harmful substances, comprehensive risk management in manufacturing activities and final products, the use of lead-free soldering, and the recycling of products and packaging materials. The European Parliament and the Counsel of the European Union have published directives on waste electrical and electronic equipment and on the restriction of the use of certain hazardous substances in electrical and electronic equipment. These directives generally require electronics producers to bear the cost of collection, treatment, recovery, and safe disposal of past and future products from end-users and to ensure that new electrical and electronic equipment does not contain specified hazardous substances. While the cost of these directives to us cannot be determined before regulations are adopted in individual member states of the European Union, it may be substantial and may divert resources, which could detract from our ability to develop new products. We may not be able to comply in all cases with applicable environmental and other regulations, and if we do not, we may incur remediation costs or we may not be able to offer our products for sale in certain countries, which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Because our products are sophisticated and designed to be deployed in complex environments, they may have errors or defects that we find only after deployment, which could result in a loss of customers and adversely affect our reputation, future sales, and operating results.

Our products may contain undetected errors that result in product failures. Our products can be fully tested only when deployed in large networks with high volumes of traffic. Our customers may discover errors or defects in the software or hardware, or the products may not operate as expected. If we are unable to fix errors or other performance problems identified after deployment of our products, we could experience:

•	a loss of, or delay in, revenue recognition;

•	a loss of customers and market share;

•	a failure to attract new customers or achieve market acceptance for our products;

•	increased service, support, and warranty costs and a diversion of development resources; and

•	costly and time consuming legal actions by our customers and injury to our reputation.

Any of these results may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Product liability claims related to our customers’ networks could result in substantial costs.

Our products are critical to the business operations of our customers. If one of our products fail, a customer may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any product liability claims, whether or not successful, could seriously damage our reputation and our business. In addition, if an actual or perceived breach of network security occurs in the network of one of our customers, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed and may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.

Despite our implementation of network security measures, our network may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruption to the economy and create further uncertainties in the economy. Energy shortages, such as gas or electricity shortages, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or delays in the manufacture or shipment of our products, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Additional costs and risks associated with complying with increasing regulation of corporate governance and disclosure standards may disrupt our operations and harm our operating results.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to sufficiently verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold. The first report is due on May 31, 2014 for the 2013 calendar year. Recently, the U.S. Chamber of Commerce, the National Association of Manufacturers and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC. It is presently unclear if this challenge will delay the effectiveness of the rule.

Risks Relating to Ownership of Our Common Stock

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

If our quarterly revenue, earnings or other operating results fall below the expectations of securities analysts or investors, the price of our common stock could decrease substantially. Our operating results can vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Generally, purchases of communications equipment by service providers, enterprises, governments and contact centers have been unpredictable and clustered, rather than predictable and steady, as they frequently build out and update their communications networks in stages. The following factors, among others, can contribute to the unpredictability of our quarterly operating results:

•	fluctuations in demand for our products, and the timing and size of customer orders;

•	the length and variability of the sales and deployment cycles for our products, and the corresponding timing of recognizing revenue;

•	general economic conditions, as well as those specific to the communications, networking and related industries;

•	new product introductions and enhancements by our competitors or us;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in our third-party manufacturing costs or in the prices of components and materials used in our products;

•	our ability to develop, introduce and deploy new products and product enhancements that meet customer requirements in a timely manner;

•	our ability to obtain sufficient supplies of limited source components or materials;

•	our ability to attain and maintain production volumes and quality levels for our products; and

•	the proposed merger and its timing.

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

Our operating expenses are largely based on our anticipated revenue growth and related organizational growth. Most of our expenses, such as employee compensation, are relatively fixed in the short term. As a result, any shortfall in revenue in relation to our expectations, whether for the reasons set forth above, the reasons identified below, or any other reason, could cause significant changes in our operating results from quarter to quarter and could result in lower quarterly earnings.

As we have experienced in the past, it is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors. In this event, the price of our common stock could decrease substantially.

The price of our common stock may be volatile.

The trading market for our common stock is subject to many factors, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause investors to lose part or all of the value of any investment in shares of our common stock.

The following factors could cause the market price of our common stock to decrease significantly:

•	worldwide economic conditions;

•	loss or bankruptcy of any of our major customers, distribution partners, or suppliers;

•	departure of key personnel;

•	variations in our quarterly operating results;

•	variations in the quarterly operating results of other publicly traded corporations deemed by investors to be in our peer group;

•	announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures, or capital commitments;

•	changes in governmental regulations and standards affecting our business and our products, including implementation of additional regulations relating to IP network communications;

•	decreases in financial estimates or recommendations by equity research analysts;

•	sales of common stock or other securities by us in the future;

•	the results of elections in the U.S. or internationally;

•	decreases in market valuations of communications equipment companies; and

•	fluctuations in stock market prices and trading volumes.

In the past, securities class action litigation often has been initiated against public companies following periods of volatility in the market price of their securities. If class action litigation is initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations. All of these factors could cause the market price of our common stock to decline, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

•	limitations on the removal of directors; and

•	advance notice requirements for election to the board and for proposing matters that can be acted upon at stockholder meetings.

We may need additional capital in the future, which may not be available to us, and if it is available, may dilute the ownership of our common stock.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	fund ongoing operations;

•	take advantage of opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies, or businesses;

•	develop new products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our existing stockholders. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before December 31, 2012 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

Item 2.	Properties

We lease approximately 262,000 square feet of office space in Bedford, Massachusetts pursuant to a lease that expires in March 2022. We also maintain sales offices in Beijing, China; Berlin, Germany; Madrid, Spain; Seoul, South Korea; Tokyo, Japan, Moscow, Russia; Dubai, United Arab Emirates; Gurgaon, India; Singapore and Ipswich, United Kingdom.

Item 3.	Legal Proceedings

Subsequent to the February 4, 2013 announcement of the Merger, Acme Packet has been named party to eight purported class action lawsuits filed by alleged stockholders. Purported class action lawsuits, captioned Willard Love v. Acme Packet, Inc., et al., filed on February 12, 2013 in the Delaware Court of Chancery, Case No. 8303, Edward Mical v. Acme Packet, Inc., et al., filed on February 12, 2013 in the Delaware Court of Chancery, Case No. 8307, Jennifer Howard v. Acme Packet, Inc., et. al., filed on February 13, 2013 in the Delaware Court of Chancery, Case No. 8316, IBEW Local 363 Pension Trust Fund and IBEW Local 363 Money Purchase Pension Plan v. Acme Packet, Inc., et. al., filed on February 13, 2013 in the Delaware Court of Chancery, Case No. 8310, Tim Smith v. Gary J. Bowen, et. al., filed on February 15, 2013 in the Delaware Court of Chancery, Case No. 8324, Jakob Strebel v. Gary J. Bowen, et. al., filed on February 20, 2013 in the Delaware Court of Chancery, Case No. 8341, Ken Phipps v. Acme Packet, Inc., et al., filed on February 22, 2013 in the Delaware Court of Chancery, Case No. 8351, and Mark Segall v. Acme Packet, Inc., et. al., filed on February 15, 2013 in Middlesex County Superior Court in the Commonwealth of Massachusetts, Civil Action No. 13-3582, name as defendants Acme Packet, the members of our board of directors, Oracle, Parent and Merger Subsidiary. The lawsuits allege generally that the defendants either breached or aided and abetted the breach of fiduciary duties to Acme Packet’s stockholders by seeking to sell the company for an allegedly inadequate price and on unfair terms. The Phipps complaint also claims that the preliminary proxy statement filed by Acme Packet on February 19, 2013 omits certain allegedly material information. The complaints seek equitable relief, including, among other things, to enjoin consummation of the proposed merger, rescission of the merger agreement, award of all costs of the action, including reasonable attorneys’ fees and costs, and rescissory and other damages. On February 28, 2013, the plaintiff in the Phipps matter moved to consolidate the actions that are pending in the Delaware Court of Chancery. Also on February 28, 2013, the plaintiff in the Phipps matter moved to expedite preliminary injunction proceedings.

Except for the litigation described above, we are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our consolidated financial position, results of operations or cash flows. The software and communications infrastructure industries are characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights, as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

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

	High	Low
2011
First Quarter	$77.64	$48.82
Second Quarter	84.50	60.29
Third Quarter	75.17	39.82
Fourth Quarter	43.00	29.25
2012
First Quarter	36.27	24.88
Second Quarter	30.21	17.18
Third Quarter	20.14	13.26
Fourth Quarter	23.31	15.20

The last reported sale price for our common stock on the NASDAQ Global Select Market was $29.21 per share on February 22, 2013.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any cash flow to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors the board of directors deems relevant.

Stockholders

As of February 22, 2013, there were approximately 46 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 13, 2006 (the date of our initial public offering) and December 31, 2012, with the cumulative total return of (a) the NASDAQ Telecommunications Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on October 13, 2006 in our common stock, the NASDAQ Telecommunications Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on October 13, 2006 of $15.91 per share as the initial value of our common stock.

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

	10/13/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Acme Packet	100.0	79.1	33.1	69.1	334.1	194.3	139.0
NASDAQ Composite Index	100.0	112.5	66.9	96.3	112.5	110.5	128.1
NASDAQ Telecommunications Index	100.0	116.2	66.3	98.2	102.1	89.2	91.0

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2012, our board of directors authorized the repurchase of up to $200.0 million of our common stock over the subsequent twelve-month period beginning July 31, 2012 (the Common Stock Repurchase Program). The purchases of our common stock have been executed periodically as market and business conditions warranted on the open market, in negotiated or block trades, or under a Rule 10b5-1 plan, which permitted shares to be repurchased when we might otherwise be precluded for doing so under insider trading laws.

The Common Stock Repurchase Program does not obligate us to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The Common Stock Repurchase Program will remain in effect through July 30, 2013. As of December 31, 2012, we repurchased 1,625,000 shares of our common stock for an aggregate purchase price of $28.8 million, including applicable brokers’ fees of $32,500.

Subsequent to December 31, 2012, and through the date of this filing, we have not repurchased additional shares of our common stock.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Product	$201,098	$241,783	$186,798	$107,144	$91,277
Maintenance, support and service	73,339	65,534	44,434	34,314	25,081

Total revenue	274,437	307,317	231,232	141,458	116,358

Cost of revenue:
Product	39,492	42,245	31,866	21,613	19,662
Maintenance, support and service	15,358	11,691	9,265	5,668	5,005

Total cost of revenue	54,850	53,936	41,131	27,281	24,667

Gross profit	219,587	253,381	190,101	114,177	91,691

Operating expenses:
Sales and marketing	136,636	105,580	73,067	53,643	44,411
Research and development	64,780	51,483	35,565	28,198	23,046
General and administrative	23,652	21,844	15,071	12,305	10,026
Merger and integration-related costs	643	300	223	1,102	—

Total operating expenses	225,711	179,207	123,926	95,248	77,483

(Loss) income from operations	(6,124)	74,174	66,175	18,929	14,208
Total other (expense) income, net	(32)	(238)	381	175	2,979
Gain on acquisition of business	—	—	—	4,293	—

(Loss) income before income taxes	(6,156)	73,936	66,556	23,397	17,187
(Benefit from) provision for income taxes	(914)	29,576	23,519	6,291	5,615

Net (loss) income	$(5,242)	$44,360	$43,037	$17,106	$11,572

Net (loss) income per share:
Basic(1)	$(0.08)	$0.67	$0.69	$0.30	$0.20
Diluted(1)	$(0.08)	$0.63	$0.63	$0.28	$0.18
Weighted-average number of common shares used in net (loss) income per share calculation:
Basic(1)	68,084,305	66,346,008	62,002,543	57,077,639	58,463,410
Diluted(1)	68,084,305	70,902,293	67,915,525	61,551,040	62,920,268

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$385,466	$372,171	$275,723	$174,987	$125,723
Working capital	389,723	391,816	278,960	123,452	136,006
Total assets	579,212	514,406	380,144	246,726	174,010
Total stockholders’ equity	507,724	462,530	320,545	200,223	146,811

(1)	For information regarding the computation of per share amounts, refer to Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Acme Packet, Inc. is the leader in session delivery network solutions which enable the trusted, first class delivery of next-generation voice, data and unified communication services and applications across Internet protocol, or IP, networks.

Our Net-Net product family fulfills demanding security, service assurance, and regulatory requirements in service provider, enterprise, and contact center networks. We design and manufacture nearly all our products in the U.S., selling them through over 330 distribution partners worldwide. More than 1,925 end-user customers in 109 countries have deployed over 21,000 of the Company’s systems, including 89 of the top 100 service providers and 51 of the Fortune 100.

Our headquarters are located in Bedford, Massachusetts. We maintain sales offices in Beijing, China; Berlin, Germany; Madrid, Spain; Seoul, South Korea; Tokyo, Japan, Moscow, Russia; Dubai, United Arab Emirates; Gurgaon, India; Singapore and Ipswich, United Kingdom. We also have sales and support personnel in Argentina, Australia, Belgium, Brazil, Canada, Columbia, Croatia, Czech Republic, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Russia, Saudi Arabia, Singapore, South Africa, Sweden, Taiwan, Thailand, United Arab Emirates and throughout the U.S. We expect to selectively add personnel to provide additional geographic sales and technical support coverage.

Significant Recent Development

On February 4, 2013, Acme Packet, OC Acquisition LLC, a Delaware limited liability company (“Parent”), Andes Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), and Oracle Corporation, a Delaware corporation and the ultimate parent entity of Parent and Merger Subsidiary (“Oracle”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Subsidiary will merge with and into Acme Packet (the “Merger”) with Acme Packet surviving as a wholly-owned subsidiary of Parent. The Merger is expected to close in the first half of 2013, subject to Acme Packet stockholder approval, certain regulatory approvals and other customary closing conditions

Upon the consummation of the Merger, subject to the terms of the Merger Agreement which has been unanimously approved by our Board of Directors, each share of our common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than (i) shares owned by Oracle or any of Oracle’s subsidiaries, (ii) shares held by us as treasury stock or our subsidiaries and, (iii) shares to which appraisal rights are properly sought), will be converted into the right to receive $29.25 in cash, without interest (the “Merger Consideration”), representing approximately $2.1 billion on a fully diluted basis. A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on February 4, 2013, and its preliminary proxy statement filed with the SEC on February 19, 2013.

As of the date of this filing, the effectiveness of the Merger was still subject to a vote by our shareholders.

Business Combinations

Covergence Inc.

On April 30, 2009, the Company acquired Covergence Inc., or Covergence, a then emerging, innovative provider of software-based session border controllers for delivering VoIP/IP telephony, unified communications, and service orientated architecture applications within Global 1000 enterprises. The aggregate purchase price was $22.8 million, consisting of 2,874,383 shares of the Company’s common stock, valued at approximately $22.2 million, $20,000 in cash payments to the stockholders of Covergence, and the payment of withholding taxes due for the former Chief Executive Officer of Covergence, of approximately $578,000. We also incurred approximately $58,000 of fees associated with the registration of the common stock issued, which has been recorded as a reduction to the purchase price.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Covergence have been included in our consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values which were finalized at December 31, 2009. The acquisition of Covergence was deemed a “bargain purchase” for accounting purposes and a gain of $4.3 million was recorded in other income in our consolidated statement of income in 2009. We also incurred $1.1 million of merger and integration related costs associated with our acquisition of Covergence which we recorded as an expense in our consolidated statement of operations during 2009.

Newfound Communications, Inc.

On January 20, 2011, the Company acquired Newfound Communications, Inc., or Newfound Communications, an emerging, innovative provider of call recording solutions for the IP communications industry. The aggregate purchase price was $4.4 million in cash payments to the stockholders of Newfound Communications. In allocating the total preliminary purchase price for Newfound Communications based on estimated fair values, we recorded $3.8 million of goodwill, $1.2 million of identifiable intangible assets, and $887,000 of net tangible liabilities. In connection with the acquisition of Newfound Communications, we incurred $180,000 of merger and integration related costs during 2011, which we recorded as an expense in the consolidated statements of operations for the year ended December 31, 2011.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Newfound Communications have been included in our consolidated financial statements since the date of acquisition. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which was finalized at December 31, 2011.

IPTEGO GmbH

On April 25, 2012, we acquired IPTEGO GmbH, or Iptego, an IP communications network management software company for approximately $21.3 million in cash through an acquisition of all outstanding shares of Iptego by Acme Packet UK Limited. Based in Berlin, Germany, Iptego is a rapidly growing provider of software solutions that offer real-time, end-to-end communications network intelligence, voice and video operations monitoring, customer experience management and fraud prevention and detection.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Iptego have been included in our consolidated financial statements since the date of acquisition. All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values, which was finalized at December 31, 2012.

Industry Background

Service providers traditionally have delivered voice and data services over two separate networks: the PSTN and the Internet. The PSTN provides high reliability and security but is costly to operate and is limited in its ability to support high bandwidth video and other interactive multimedia services. The Internet is capable of cost effectively transmitting any form of traffic that is IP-based, including interactive voice, video, and data, but it transmits traffic only on a best efforts basis, because all forms of traffic have the same priority. Therefore, the Internet attempts to deliver all traffic without distinction, which can result in significantly varying degrees of service quality for the same or similar types of traffic transmissions. Internet based services are also subject to disruptive and fraudulent behavior, including identity theft, viruses, unwanted and excessively large input data, known as SPAM, and the unauthorized use and attempts to circumvent or bypass security mechanisms associated with those services, known as hacking.

Service providers are migrating to a single IP network architecture to serve as the foundation for their next generation voice, video, multimedia, and data service offerings. Recently, an increasing number of enterprises, including contact centers and government agencies have begun to migrate to a single IP network architecture as well. In order to provide secure and high quality interactive communications on a converged IP network, service providers and enterprises must be able to control the communications flows that comprise communication sessions.

Key Financial Highlights

Some of our key financial highlights for 2012 include the following:

•	Total revenue was $274.4 million in 2012 compared to $307.3 million in 2011.

•	Net loss was $5.2 million in 2012 compared to net income of $44.4 million in 2011.

•	Earnings per share was a loss of $0.08 per share on a diluted basis in 2012 compared to income of $0.63 per share in 2011.

•	Cash provided by operating activities was $60.9 million in 2012 compared to $55.3 million in 2011.

•	Cash used in financing activities was $2.3 million in 2012 compared to cash provided by financing activities of $62.4 million in 2011.

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

•

Investing in quality and responsive support. As we broaden our product family and increase the capabilities of our session delivery network solutions, we will continue to provide comprehensive service and support targeted at maximizing customer satisfaction and retention.

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

Factors That May Affect Future Performance

•

Global Macroeconomic Conditions. We believe that the capital budgets and spending initiatives of some of our core customers—service providers, enterprises, government agencies, and contact centers—may be affected by current worldwide economic conditions. Our ability to generate revenue from these core customers is dependent on the status of such budgets and initiatives.

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

•

Competition. Competition in our product categories is strong and constantly evolving. While we believe we are currently the market leader in the service provider and enterprise markets for session delivery network solutions, we expect competition to persist and intensify in the future as the market grows. Our competitors vary by market segment, service provider versus enterprise, and by session delivery network product category. In the service provider market our primary competitors include GENBAND Inc., Telefonaktiebolaget LM Ericsson, Huawei Technologies Co., Ltd., and Metaswitch Networks Ltd. In the enterprise market our primary competitor is Cisco Systems, Inc. We believe we compete successfully with all of these companies based upon our experience in interactive communications networks, the breadth of our applications and standards support, the depth of our border control features, the demonstrated ability of our products to interoperate with key communications infrastructure elements, and our comprehensive service and support. We also believe our products are priced competitively with our competitors’ offerings. As the session delivery network solutions market opportunity grows, we expect competition from additional networking and IP communications equipment suppliers, including our traditional distribution partners. This change in the competitive dynamic would involve a changing mix of our business to more direct relationships with end customers and may require substantial additional investment that would be needed to broaden our product and services portfolio to provide a more comprehensive systems integration, service, support and complete communications solutions offering.

•

Evolution of the session delivery network solutions market. The market for our products is still evolving, and it is uncertain whether these products will continue to achieve and sustain high levels of demand and market acceptance. Our success will depend, to a substantial extent, on the willingness of interactive communications service providers and enterprises to continue to implement our solutions. Demand is also dependent upon the respective geographic regions where our customers are located. For example in 2012 we experienced a level of demand that was lower than we had expected from our service provider customers in North America, which had an adverse effect on our operations.

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

•

Managing Growth. We significantly expanded our operations in 2011 and 2012. During the period from December 31, 2010 through December 31, 2012, we increased the number of our employees and full time independent contractors by 54%, from 570 to 880. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base, and anticipated growth in the number of product deployments. In the future, we expect to continue to carefully manage the increase of our operating expenses based on our ability to expand our revenues, the expansion of which could occur organically or through future acquisitions.

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

We generate maintenance, support, and service revenue from (a) maintenance associated with software licenses, (b) technical support services for our software product, (c) hardware repair and maintenance services, (d) implementation, training and consulting services, and (e) reimbursable travel and other out-of-pocket expenses.

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

The product configuration, which reflects the mix of session capacity, signaling protocol support, and requested features, determines the price for each product sold and licensed. Customers can purchase our products in either a standalone or high availability configuration and can license our software in various configurations, depending on the customers’ requirements for session capacity, functionality, and protocols. The product software configuration mix will have a direct impact on the average selling price of the system sold. As the market continues to develop and grow, we expect to experience increased price pressure on our products and services.

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

Cost of Revenue

Cost of product revenue consists primarily of third party manufacturers’ fees for purchased materials and services, combined with our expenses for (a) salaries, wages and related benefits for our manufacturing personnel, (b) related overhead, (c) provision for inventory obsolescence, (d) amortization of intangible assets and (e) stock-based compensation. Amortization of intangible assets represents the amortization of developed technologies from our acquisitions of Covergence, Newfound Communications, and Iptego.

Cost of maintenance, support and service revenue consists primarily of (a) salaries, wages and related benefits for our support and service personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) material costs consumed in the provision of services, and (e) stock-based compensation.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends, in part, on the mix of product and product configurations sold or licensed, (c) the mix between product and service revenue, (d) the cost of acquiring our products, (e) new product introductions, (f) the mix of sales channels through which our products are sold, (g) the volume and costs of manufacturing our hardware products, (h) the costs associated with fulfilling our maintenance and warranty obligations, and (i) personnel and related costs for manufacturing, support, and services.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative, and merger and integration-related expenses. Personnel related costs are the most significant component of each of these expense categories. During the period from January 1, 2011 through December 31, 2012, we increased the number of our employees and full time independent contractors by 61%, from 486 to 783. We expect to continue to hire new employees to support our anticipated growth.

Sales and marketing expense consists primarily of (a) salaries, bonuses and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, (e) stock-based compensation, (f) amortization of intangible assets, and (g) other related overhead. Commissions are recorded as expense when earned by the employee. We anticipate that sales and marketing expense, as a percentage of revenue, will return to historical levels in the future.

Research and development expense consists primarily of (a) salaries, bonuses and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, (e) stock-based compensation, and (f) other related overhead. To date, all of the costs related to our research and development efforts have been expensed as incurred as technological feasibility is determined at the same time as release. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position. We anticipate that research and development expense, as a percentage of revenue, will return to historical levels in the future.

General and administrative expense consists primarily of (a) salaries, bonuses, wages, and personnel costs related to our executive, finance, human resource, and information technology organizations, (b) accounting and legal professional fees, (c) expenses associated with uncollectible accounts, (d) stock-based compensation and (e) other related overhead. We expect general and administrative expense to increase in absolute dollars as we invest in infrastructure to support continued growth and incur ongoing expenses related to being a publicly-traded company. However, we anticipate that general and administrative expense will remain relatively consistent as a percentage of total revenue in the future.

Merger and integration related costs primarily consist of transaction expenses and severance related charges incurred in connection with our business combinations.

Stock-Based Compensation

Cost of revenue and operating expenses include stock-based compensation expense. We expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the years ended December 31, 2012, 2011 and 2010, we recorded expense of $52.8 million, $35.2 million and $16.5 million, respectively, in connection with share-based payment awards.

Other (Expense) Income, Net

Other (expense) income consists primarily of gains or losses from foreign currency translation adjustments associated with our international activities. The functional currency of our international operations is the U.S. dollar. Accordingly, all assets and liabilities of these international subsidiaries are re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, or historical rate, as appropriate. Revenue and expenses of these international subsidiaries are re-measured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the re-measurement of assets, liabilities and operations are recorded within other (expense) income. Other (expense) income also includes interest income earned on cash, cash equivalents, and investments. We have invested cash in high quality securities and are not materially affected by fluctuations in interest rates.

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

Our revenue arrangements regularly include the sale of hardware, licensing of software, and provision of maintenance support and services. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or some combination of related transactions. On January 1, 2011, we prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (ASU No. 2009-14), which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also applies to companies that are affected by the amendments of ASU No. 2009-14.

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

Consistent with the methodology used under the previous accounting guidance, we establish VSOE for our training services, post-sale customer support, and installation services based on the sales price charged for each element when it is sold. Because we generally do not sell any of our hardware or software products on a standalone basis, we have yet to establish VSOE for these offerings.

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

Our products and services are sold indirectly by our distribution partners and directly by our sales force. Revenue generated through arrangements with distribution partners is recognized when the above criteria are met and generally when the distribution partner has an order from an end-user customer. We generally do not offer contractual rights of return, stock balancing or price protection to our distribution partners, and actual product returns from them have been insignificant to date. As a result, we maintain nominal reserves for product returns and related allowances.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any significant write offs of accounts receivable and have not been required to revise any of our assumptions or estimates used in determining our allowance for doubtful accounts. As of December 31, 2012, the allowance for doubtful accounts was $2.1 million.

Stock-Based Compensation

For stock options issued under our stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock units issued under our stock-based compensation plans, the fair value of each grant is calculated based on our stock price on the date of grant and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. We recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award, but the amount of expense recognized is never less than the percentage of the option that is vested.

The benefits of tax deductions in excess of recognized stock-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

Prior to the second quarter of 2011, as the trading history of our common stock was limited, we determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted between January 1, 2007 through June 30, 2011 was determined using a weighted-average of the historical volatility measures of a peer group of companies as well as the historical volatility of our common stock. The expected life of options was determined using the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Commencing in the third quarter of 2011, we began to estimate volatility based on the historical prices of our common stock, and the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. We have not paid and do not anticipate paying cash dividends on our common stock, therefore, the expected dividend yield is assumed to be zero.

In addition, as discussed above, we utilize an estimated forfeiture rate when calculating the expense for the period. We have applied estimated forfeiture rates derived from an analysis of historical data of 8.24%, 7.23%, and 7.33% for the years ended December 31, 2012, 2011, and 2010, respectively, in determining the expense recorded in the accompanying consolidated statements of operations. We recorded stock-based compensation expense of $52.8 million, $35.2 million, and $16.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $92.0 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of 2.51 years.

Inventory

We recognize inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is written down to its estimated realizable value based on historical usage and expected demand. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, and technical obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in the cost of product revenue in the period the revision is made. To date, we have not been required to revise any of our assumptions or estimates used in determining our inventory valuations.

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

Income Taxes

We are subject to income taxes in both the U.S. and international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses, or NOL, and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. Due to the evolving nature and complexity of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our consolidated financial position, results of operations or cash flows.

As of December 31, 2012 and 2011, we had no material unrecognized tax benefits.

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant. For instance, in connection with the Iptego acquisition, we used the income approach, specifically the multi-period excess earnings method, to value the intangible asset related to developed technology. This method estimates the fair value of an asset by isolating the future projected earnings attributable to the asset and discounting the cash flow stream at the required rate of return at the transaction date. We used the income approach, specifically the “with” and “without” method, to value the intangible assets related to customer relationships and non-competition agreements. Under this method, the impact on our projected operating cash flows is analysed based on the scenario with or without the intangible assets in place. We used the income approach, specifically the relief form royalty method, to value the intangible asset related to trademarks and trade names. This method assumes a willing buyer would pay a royalty to a third party for the use of the asset, rather than incurring costs associated with internally developing an asset of identical utility.

If different assumptions are used, it could materially impact the purchase price allocation and our financial position and adversely affect our consolidated financial position, results of operations or cash flows.

Impairment of Intangible Assets and Goodwill

We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from three to sixteen years. In-process research and development is carried at its initial fair value and is amortized to expense upon completion of development over the estimated life of the asset. Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

For goodwill and other indefinite-lived intangible assets, the evaluation as to whether an impairment exists includes a comparison of the carrying value of the reporting unit for which the asset is attributable to the carrying value of the asset. If the carrying value of the reporting unit exceeds the carrying value of the related asset, it would indicate that no impairment exists. Prior to the performance of the analysis of carrying values, we perform a qualitative assessment of factors which could indicate, on a more likely than not basis, that the carrying value of the reporting unit is less than the fair value of the reporting unit. These factors include, but are not limited to, macroeconomic conditions, specific market and industry conditions, a change in cost factors, and overall forecasted financial performance. Based on the assessment of these qualitative factors, we determined that no impairment indicators were noted, allowing us to forego the quantitative analysis.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Revenue

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$201,098	73%	$241,783	79%	$(40,685)	(17)%
Maintenance, support and service revenue	73,339	27	65,534	21	7,805	12

Total revenue	$274,437	100%	$307,317	100%	$(32,880)	(11)%

Revenue by Geography:
United States and Canada	$153,607	56%	$177,586	58%	$(23,979)	(14)%
International	120,830	44	129,731	42	(8,901)	(7)

Total revenue	$274,437	100%	$307,317	100%	$(32,880)	(11)%

Revenue by Sales Channel:
Direct	$127,267	46%	$121,444	40%	$5,823	5%
Indirect	147,170	54	185,873	60	(38,703)	(21)

Total revenue	$274,437	100%	$307,317	100%	$(32,880)	(11)%

The $40.7 million decrease in product revenue was primarily due to a decrease in the number of systems recognized as revenue. Also contributing to this decrease was an unfavorable change in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers, and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on their requirements for session capacity, feature groups, and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (driven by higher session capacity support, higher number of signaling protocols, or a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. Indirect product revenues decreased by $43.2 million, primarily due to a $29.6 million decrease attributable to our customers in the U.S. and Canada, as well as a decrease of $13.6 million related to our international customers. Direct product revenues increased $2.5 million, primarily due to an increase of $1.1 million attributable to customers in the U.S. and Canada, as well as an increase of $1.4 million related to our international customers.

Maintenance, support and service revenue increased by $7.8 million, primarily due to growth in maintenance and support fees associated with the expansion of our installed product base. Indirect maintenance, support and service revenues increased $4.5 million, primarily due to increases of $2.5 million related to our customers in the U.S. and Canada, as well as an increase of $2.0 million attributable to our international customers. Direct maintenance, support and service revenues increased $3.3 million primarily due to a $2.0 million increase attributable to our customers in the U.S. and Canada, as well as an increase of $1.3 million attributable to our international customers.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Product	$39,492	20%	$42,245	17%	$(2,753)	(7)%
Maintenance, support and service	15,358	21	11,691	18	3,667	31

Total cost of revenue	$54,850	20%	$53,936	18%	$914	2%

Gross Profit:
Product	$161,606	80%	$199,538	83%	$(37,932)	(19)%
Maintenance, support and service	57,981	79	53,843	82	4,138	8

Total gross profit	$219,587	80%	$253,381	82%	$(33,794)	(13)%

The $2.8 million decrease in cost of product revenue was primarily due to a $4.9 million decrease in direct product costs resulting from a decrease in the number of systems recognized as revenue. This was partially offset by (a) a $744,000 increase in depreciation and amortization expense, (b) a $518,000 increase in stock-based compensation expense, (c) a $343,000 increase in facilities cost, (d) a $229,000 increase in salaries, wages and related benefits, and (e) a $116,000 increase in other manufacturing costs.

The $3.7 million increase in cost of maintenance, support and service revenue was primarily due to (a) a $1.4 million increase in costs associated with the performance of our maintenance obligations, (b) a $743,000 increase in facilities costs and related overhead (c), a $623,000 increase in salaries and related benefits, (d) a $620,000 increase in stock-based compensation expense, (e) a $126,000 increase in depreciation expense, and (f) a $106,000 increase in other overhead costs.

Product gross margin decreased by three percent primarily due to a decrease in the number of systems recognized as revenue, as well as a decrease in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers, and the sales channels through which they are sold.

Maintenance, support, and service gross margin decreased by three percent, primarily due to a 12% increase in maintenance revenues of $7.8 million associated with the growth in our installed product base offset by a 31% increase in related costs. The increase in cost of maintenance, support and service is due to a $1.3 million increase in cost of warranty, $743,000 increase in facilities costs, $623,000 increase in salaries, wages and related benefits, $620,000 increase in stock compensation expense, and $382,000 in other overhead costs.

We expect cost of product, maintenance, support, and service revenue each to increase at approximately the same rate as the related revenue for the foreseeable future. As a result, we expect that gross profit will increase, but that the related gross margin will remain relatively consistent with historical rates for the foreseeable future.

Operating Expenses

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$136,636	50%	$105,580	34%	$31,056	29%
Research and development	64,780	24	51,483	17	13,297	26
General and administrative	23,652	8	21,844	7	1,808	8
Merger and integration-related costs	643	*	300	*	343	114

Total operating expenses	$225,711	82%	$179,207	58%	$46,504	26%

*	Not meaningful

The $31.1 million increase in sales and marketing expense was primarily due to (a) a $10.3 million increase in salaries, commissions, bonuses and other benefits related to a 26% increase in the number of sales and marketing personnel, and an increase in commission expense resulting from the increase in sales personnel, (b) a $10.1 million increase in stock-based compensation expense, (c) a $2.6 million increase in third-party services, (d) a $2.1 million increase in travel and entertainment expenses reflecting the aforementioned increase in headcount, (e) a $1.6 million increase in general sales and marketing overhead, (f) a $1.5 million increase in depreciation and amortization expense primarily due to capital expenditures for evaluation systems, (g) a $1.1 million increase in facility costs, (h) a $708,000 increase in costs associated with internal training, (i) a $686,000 increase in software and other maintenance fees, and (j) a $439,000 increase in costs associated with user group meetings. The balance was due to increased overhead associated with increases in sales and marketing personnel. We expect sales and marketing expense to continue to increase in absolute dollars and return to historical levels as a percentage of revenue for the foreseeable future as we expand our sales force to continue to increase our revenue and market share.

The $13.3 million increase in research and development expense was primarily due to (a) a $5.6 million increase in stock based compensation, (b) a $3.0 million increase in salaries, bonuses and other benefits associated with a 13% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance, and testing, (c) a $1.4 million increase in depreciation and amortization expense, (d) a $1.1 million increase in facilities costs, (e) an $824,000 increase in materials and supplies used in research and development projects, (f) a $714,000 increase in third party services, and (g) a $289,000 increase in spending on software and maintenance. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. We anticipate that research and development expense, as a percentage of revenue, will return to historical levels in the future.

The $1.8 million increase in general and administrative expense was primarily due to (a) a $702,000 increase in stock-based compensation expense, (b) a $503,000 increase in professional fees, (c) a $434,000 increase in facilities costs, and (d) a $319,000 increase in bad debt expense. These increases were partially offset by a $116,000 decrease in software and other maintenance fees. We expect general and administrative expense to continue to increase in absolute dollars as we invest in infrastructure to support continued growth and incur expenses related to being a publicly traded company. However, we expect general and administrative expense will remain relatively consistent as a percentage of total revenue, with historical rates, for the foreseeable future.

During the years ended December 31, 2012 and 2011, we incurred $643,000 and $300,000 respectively, of merger and integration-related costs associated with our acquisitions of Iptego which closed on April 25, 2012 and Newfound Communications, which closed on January 20, 2011.

Other (Expense) Income

	Year Ended December 31,
	2012			2011			Period-to-Period Change
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue		Amount	Percentage
Interest income	$676	*	%	$585	*	%	$91	16%
Other expense	(708)	*		(823)	*		115	14

Total other (expense) income, net	$(32)	*	%	$(238)	*	%	$206	87%

*	Not meaningful

Interest income consisted of interest income generated from the investment of our cash balances. The increase in interest income primarily reflected an increase in the average cash balance, as well as an increase in the average interest rates in the year ended December 31, 2012.

Other expense primarily consisted of foreign currency translation adjustments of our international subsidiaries and sales consummated in foreign currencies. The decrease in expense from 2011 to 2012 primarily reflects fluctuations in the value of the Euro and British Pound.

(Benefit from) Provision for Income Taxes

	Year Ended December 31,
	2012			2011		Period-to-Period Change
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue	Amount	Percentage
(Benefit from) provision for income taxes	$(914)	*	%	$29,576	10%	$(30,490)	(103)%

*	Not meaningful

Our effective tax rate was 15% in 2012 as compared to 40% in 2011. The lower effective tax rate in 2012 was mainly attributable to a reduction in earnings and an increase in non-deductible expenses, primarily stock compensation expense.

Comparison of Years Ended December 31, 2011 and 2010

Revenue

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Product revenue	$241,783	79%	$186,798	81%	$54,985	29%
Maintenance, support and service revenue	65,534	21	44,434	19	21,100	47

Total revenue	$307,317	100%	$231,232	100%	$76,085	33%

Revenue by Geography:
United States and Canada	$177,586	58%	$142,921	62%	$34,665	24%
International	129,731	42	88,311	38	41,420	47

Total revenue	$307,317	100%	$231,232	100%	$76,085	33%

Revenue by Sales Channel:
Direct	$121,444	40%	$120,755	52%	$689	1%
Indirect	185,873	60	110,477	48	75,396	68

Total revenue	$307,317	100%	$231,232	100%	$76,085	33%

The $55.0 million increase in product revenue was primarily due to an increase in the number of systems recognized as revenue, reflecting an increase in our customer base and demand. This increase was partially offset by a decrease in the average selling price of our systems due to changes in our product software configuration mix, including software upgrades, the mix of system platforms purchased by our customers and the sales channels through which they are sold. The product configuration, which reflects the mix of session capacity support for signaling protocols and requested features, determines the prices for each system sold. Customers can license our software in various configurations, depending on requirements for session capacity, feature groups and protocols. The product software configuration mix has a direct impact on the average selling price of a system sold. Systems with higher software content (driven by higher session capacity support, higher number of signaling protocols or a higher number of feature groups) will generally have a higher average selling price than those systems sold with lower software content. The growth in product revenue was primarily due to the growth of our indirect sales channel, partially offset by a decrease in our direct sales channel. Indirect product revenues increased $61.3 million, primarily due to a $36.0 million increase attributable to our customers in the U.S. and Canada, as well as an increase of $25.3 million related to our international customers. Direct product revenues decreased $6.3 million, primarily due to a decrease of $12.9 million attributable to customers in the U.S. and Canada, partially offset by an increase of $6.6 million related to our international customers.

Maintenance, support and service revenue increased by $21.1 million, primarily due to increases in maintenance and support fees associated with the growth of our installed product base. Indirect maintenance, support and service revenues increased $14.1 million, primarily due to an increase of $8.6 million attributable to our international customers, as well as an increase of $5.5 million related to our customers in the U.S. and Canada. Direct maintenance, support, and service revenues increased $7.0 million primarily due to a $6.1 million increase attributable to our customers in the U.S. and Canada, as well as an increase of $857,000 attributable to customers in the U.S. and Canada.

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

The $15.9 million increase in research and development expense was primarily due to (a) an $8.6 million increase in salaries, bonuses, and other benefits associated with a 34% increase in the number of employees working on the design and development of new products and enhancement of existing products, quality assurance, and testing, (b) a $5.5 million increase in stock-based compensation expense, (c) a $829,000 increase in facilities costs, (d) a $358,000 increase in depreciation and amortization expense, (e) a $210,000 increase in spending on software and maintenance, (f) a $177,000 increase in training costs, (g) a $149,000 increase in recruiting costs, and (h) a $130,000 increase in travel and entertainment expenses. These increases were partially offset by a decrease of $242,000 in third party services. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market.

The $6.8 million increase in general and administrative expense was primarily due to (a) a $2.8 million increase in stock-based compensation expense, (b) a $1.4 million increase in salaries, bonuses, and other benefits associated with a 35% increase in the number of employees, (c) a $733,000 increase in software and other maintenance fees, (d) a $601,000 increase in third party services, (e) a $474,000 increase in legal fees, (f) a $273,000 increase in depreciation expense, (g) a $193,000 increase in insurance premiums, and (h) a $108,000 increase in recruiting and professional search fees. These increases were partially offset by a $168,000 decrease in bad debt expense, and a $150,000 decrease in office and computer supplies. The balance was due to increased facility and overhead costs.

During the years ended December 31, 2010 and 2011, we incurred $223,000 and $300,000 respectively, of merger and integration-related costs associated with our acquisition of Newfound Communications, which closed on January 20, 2011 and Covergence, Inc.

Other Income (Expense)

	Year Ended December 31,
	2011			2010			Period-to-Period Change
	Amount	Percentage of Total Revenue		Amount	Percentage of Total Revenue		Amount	Percentage
Interest income	$585	*	%	$556	*	%	$29	5%
Other expense	(823)	*		(175)	*		(648)	370

Total other income, net	$(238)	*	%	$381	*	%	$(619)	(162)%

*	Not meaningful

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

Our effective tax rate was 40% in 2011 as compared to 35% in 2010. The higher effective tax rate in 2011 was primarily due to the write off in the fourth quarter of 2011 of a portion of a previously recognized deferred tax asset which was identified as non-deductible in 2011 and a portion of which related to prior periods. In accordance with SEC Staff Accounting Bulletin, or SAB, No. 99 and SAB No. 108, we assessed the materiality of this correction on its financial statements for the years ended December 31, 2011, 2010, 2009 and 2008 using both the roll-over method and iron-curtain method as defined in SAB No. 108. We concluded that the effect of this error was not material to our financial statements for the years ended December 31, 2010, 2009 and 2008 and, as such, these financial statements are not materially misstated. We also concluded that providing for the correction of the error in 2011 did not have a material effect on our financial statements for the year ended December 31, 2011.

Liquidity and Capital Resources

Resources

Since 2005, we have funded our operations primarily with the growth in our operating cash flows, and more recently, we have supplemented our operating cash flows from the exercise of stock options. In October 2006, we completed an IPO and raised $83.2 million in net proceeds after deducting underwriting discounts and commissions. To date we have not used nor designated any of the proceeds from our IPO.

Key measures of our liquidity are as follows:

	As of and for the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$55,381	$160,403	$91,669
Short and long-term investments	330,085	211,768	184,054
Accounts receivable, net	58,610	59,739	34,797
Working capital	389,723	391,816	278,960
Cash provided by operating activities	60,876	55,341	55,119
Cash used in investing activities	(163,558)	(49,036)	(114,767)
Cash (used in )/provided by financing activities	(2,340)	62,429	60,846

Cash, cash equivalents, short and long-term investments. Our cash and cash equivalents at December 31, 2012 were invested primarily in high quality securities and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our short and long-term investments consist of high quality government treasuries and bonds. Restricted cash, which totaled $236,000, $69,000 and $837,000 at December 31, 2012, 2011, and 2010, respectively, is not included in cash and cash equivalents, and was held in certificates of deposit as collateral for letters of credit related to the lease agreement for our sales office in Madrid, Spain in 2012, 2011, and 2010, and our current corporate headquarters in Bedford, Massachusetts in 2010.

Accounts receivable, net. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipments and related invoicing activity, cash collections, and changes in our allowance for doubtful accounts. In some situations we receive a cash payment from a customer prior to the time we are able to recognize revenue on a transaction. We record these payments as deferred revenue, which has a positive effect on our accounts receivable balances. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by (b) total revenue for the most recent quarter, multiplied by (c) 90 days. DSO was 74 days at December 31, 2012 and 65 days at December 31, 2011. The increase in DSO at December 31, 2012 was primarily due to the timing of shipments and the related revenue recognition during the three months ended December 31, 2012.

Operating activities. Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provisions for bad debts, excess and obsolete inventory, stock-based compensation, offset by the associated excess tax benefit, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2012 was $60.9 million and consisted of (a) non-cash deductions of $44.7 million consisting primarily of $52.8 million of stock-based compensation, $14.6 million of depreciation and amortization, $2.2 million of amortization of premium/discount on investments, $892,000 in provision for excess and obsolete inventory, and $588,000 in provisions for bad debts, all of which were partially offset by deductions of $15.0 million in deferred income taxes, $11.2 million related to the tax savings from the exercise, by employees, of stock options, and a $5.2 million net loss; and (b) $21.4 million provided by working capital and other activities. Cash provided by working capital and other activities primarily reflected a $16.5 million increase in accrued expenses and other liabilities, a $2.7 million increase in deferred revenues, a decrease of $1.6 million in accounts receivable, a $1.6 million decrease in other assets, and a $509,000 decrease in deferred product costs. These increases were partially offset by a $1.2 million increase in inventory and a $462,000 decrease in accounts payable. The increase in inventory primarily reflects the continuing actions of our manufacturing organization to mitigate the risk of supply chain disruption.

Investing activities. Cash used in investing activities in 2012 was $163.6 million, which included $796.5 million in purchases of marketable securities, $21.9 million in purchases of property and equipment, and

$21.2 million, net of cash acquired, for the acquisition of Iptego, all partially offset by $676.0 million in proceeds from the maturities and sales of marketable securities.

Financing activities. Net cash used in financing activities in 2012 was $2.3 million, which included $28.8 million used to repurchase the Company’s common stock, partially offset by $11.2 million of excess tax benefits from the exercise of stock options, proceeds from the exercise of common stock options in the amount of $10.2 million, and $5.1 million in proceeds from the employee stock purchase plan.

Anticipated cash flows. We believe our existing cash, cash equivalents, short and long-term investments, and our forecasted cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements, and our expansion of sales and marketing and product development activities. To the extent that our cash, cash equivalents, short and long-term investments, and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, and products that will complement our existing operations. In the event additional funding is required, and given the current condition of the global financial markets, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us, or at all.

Income taxes. During the year ended December 31, 2012, we recognized excess tax benefits associated with the exercise and sale of incentive stock options and the exercise of non-qualified stock options of $11.2 million.

We currently expect to realize recorded net deferred tax assets as of December 31, 2012 of $37.2 million. Our conclusion that these assets will be recovered is based upon the expectation that our current and future earnings will provide sufficient taxable income to realize the recorded tax assets. The realization of our net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our, recorded net deferred tax asset would not be realizable. Approximately $30.5 million of the deferred tax assets recorded as of December 31, 2012 is attributable to benefits associated with stock-based compensation charges. In accordance with the provision of Accounting Standards Codification, or ASC, 718, Compensation-Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

As of December 31, 2012, we had state research and development tax credits of $3.3 million related to excess tax deductions. The benefit of these credits will be realized as an increase in additional paid in capital when it results in a reduction in state taxable income. These state tax credits begin to expire in 2025, and are subject to review and possible adjustment by the taxing authorities.

Requirements

Capital expenditures. We have made capital expenditures primarily for equipment to support product development, evaluation systems for sales opportunities, improvements to our leased corporate headquarters in Bedford, Massachusetts, development of a new enterprise resource planning system, and other general purposes to support our growth. Our capital expenditures totaled $21.9 million in 2012, $17.0 million in 2011, and $13.3 million in 2010. We estimate capital expenditures to range between $16.0 and $19.0 million in 2013.

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

Pursuant to the Lease, as amended, our monthly base rent as of April 1, 2012 was $245,292 and we are required to pay additional monthly rent in an amount equal to the our proportionate share of certain taxes and operating expenses, as further set forth in the second amendment to the Lease. Commencing on July 1, 2012, our monthly base rent increased to $448,814, increasing yearly to a maximum monthly base rent of $578,497 as of April 1, 2021.

The following table sets forth our commitments to settle contractual obligations in cash after December 31, 2012:

	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases obligations	$59,731	$6,140	$11,934	$13,048	$28,609

Off-Balance-Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This amendment impacts presentation and disclosure only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

In July 2012, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify requirements for testing the decline in realizable value of indefinite-lived intangible assets other than goodwill and to reduce the cost and complexity of the annual intangible asset impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only and, therefore, adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer agreements have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our international operations is the U.S. dollar. Accordingly, all operating assets and liabilities of these international operations are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rate, as appropriate. Revenue and expenses of these international operations are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations are recorded within other income in the consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of December 31, 2012, our foreign exchange exposure would have fluctuated by approximately $256,000.

Interest Rate Risk

At December 31, 2012, we had unrestricted cash, cash equivalents, short and long-term investments totaling $385.5 million. These amounts were invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short nature of our short-term investments and low current market yields of our long-term investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 8.	Financial Statements and Supplementary Data

ACME PACKET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Acme Packet, Inc.

We have audited the accompanying consolidated balance sheets of Acme Packet, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme Packet, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acme Packet, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2013

ACME PACKET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$55,381	$160,403
Short-term investments	302,865	191,672
Accounts receivable, net of allowance of $2,095 and $1,571, respectively	58,610	59,739
Inventory	10,539	10,246
Deferred product costs	1,006	1,515
Deferred tax asset, net	9,423	4,809
Income taxes receivable	—	4,341
Other current assets	7,190	4,385

Total current assets	445,014	437,110
Long-term investments	27,220	20,096
Property and equipment, net	44,264	26,252
Intangible assets, net	19,331	8,569
Goodwill	15,263	3,778
Deferred tax asset, net	27,758	18,371
Other assets	362	230

Total assets	$579,212	$514,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,845	$10,318
Accrued expenses and other current liabilities	18,964	12,715
Deferred revenue	23,482	22,261

Total current liabilities	55,291	45,294

Deferred rent, net of current portion	9,620	4,533

Deferred revenue, net of current portion	3,663	2,049

Deferred tax liability	2,914	—

Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value:
Authorized—5,000,000 shares; Issued and outstanding—0 shares	—	—
Common stock, $0.001 par value:
Authorized—150,000,000 shares; Issued 76,276,676 and 74,386,524 shares, respectively	76	74
Additional paid-in capital	442,990	363,769
Treasury stock, at cost—8,405,061 and 6,780,061 shares, respectively	(66,311)	(37,522)
Accumulated other comprehensive income	3	1
Retained earnings	130,966	136,208

Total stockholders’ equity	507,724	462,530

Total liabilities and stockholders’ equity	$579,212	$514,406

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Product	$201,098	$241,783	$186,798
Maintenance, support and service	73,339	65,534	44,434

Total revenue	274,437	307,317	231,232

Cost of revenue(1):
Product	39,492	42,245	31,866
Maintenance, support and service	15,358	11,691	9,265

Total cost of revenue	54,850	53,936	41,131

Gross profit	219,587	253,381	190,101

Operating expenses(1):
Sales and marketing	136,636	105,580	73,067
Research and development	64,780	51,483	35,565
General and administrative	23,652	21,844	15,071
Merger and integration-related costs	643	300	223

Total operating expenses	225,711	179,207	123,926

(Loss) income from operations	(6,124)	74,174	66,175

Other (expense) income:
Interest income	676	585	556
Other expense	(708)	(823)	(175)

Total other (expense) income, net	(32)	(238)	381

(Loss) income before (benefit) provision for income taxes	(6,156)	73,936	66,556
(Benefit from ) provision for income taxes	(914)	29,576	23,519

Net (loss) income	$(5,242)	$44,360	$43,037
Unrealized gain (loss) on marketable securities, net of tax	2	(21)	23

Comprehensive (loss) income	$(5,240)	$44,339	$43,060

Net (loss) income per share (Note 2):
Basic	$(0.08)	$0.67	$0.69
Diluted	$(0.08)	$0.63	$0.63
Weighted-average number of common shares used in the calculation of net income per share:
Basic	68,084,305	66,346,008	62,002,543
Diluted	68,084,305	70,902,293	67,915,525
(1) Amounts include stock-based compensation expense, as follows:
Cost of product revenue	$1,677	$1,159	$761
Cost of maintenance, support and service revenue	2,629	2,009	1,080
Sales and marketing	26,595	16,463	7,406
Research and development	15,912	10,339	4,810
General and administrative	5,961	5,259	2,416

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock			Treasury Stock
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital	Number of Shares	Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2009	65,459,593	$65	$188,871	(6,756,687)	$(37,522)	$48,811	$(2)	$200,223
Exercise of common stock options	5,543,419	6	27,030	—	—	—	—	27,036
Issuance of common stock pursuant to restricted stock units	154,410	—	—	—	—	—	—	—
Withholding tax on restricted stock units vesting	—	—	(70)	—	—	—	—	(70)
Reduction of common stock issued pursuant to merger agreement	—	—	—	(6)	—	—	—	—
Stock-based compensation expense	—	—	16,473	—	—	—	—	16,473
Tax benefit related to exercise of stock options	—	—	33,810	—	—	—	—	33,810
Unrealized gain on marketable securities	—	—	—	—	—	—	36	36
Net income	—	—	—	—	—	43,037	—	43,037

Balance at December 31, 2010	71,157,422	71	266,114	(6,756,693)	(37,522)	91,848	34	320,545
Exercise of common stock options	2,952,195	3	23,183	—	—	—	—	23,186
Issuance of common stock pursuant to restricted stock units	183,867	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	93,040	—	2,644	—	—	—	—	2,644
Withholding tax on restricted stock units vesting	—	—	(295)	—	—	—	—	(295)
Return of common stock issued pursuant to merger agreement	—	—	—	(23,368)	—	—	—	—
Stock-based compensation expense	—	—	35,229	—	—	—	—	35,229
Tax benefit related to exercise of stock options	—	—	36,894	—	—	—	—	36,894
Unrealized loss on marketable securities	—	—	—	—	—	—	(33)	(33)
Net income	—	—	—	—	—	44,360	—	44,360

Balance at December 31, 2011	74,386,524	74	363,769	(6,780,061)	(37,522)	136,208	1	462,530
Exercise of common stock options	1,348,855	1	10,178	—	—	—	—	10,179
Repurchase of common stock	—	—	—	(1,625,000)	(28,789)	—	—	(28,789)
Issuance of common stock pursuant to restricted stock units	229,956	—	—	—	—	—	—	—
Issuance of common stock pursuant to restricted stock awards	33,387	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	277,954	1	5,108	—	—	—	—	5,109
Stock-based compensation expense	—	—	52,774	—	—	—	—	52,774
Tax benefit related to exercise of stock options	—	—	11,161	—	—	—	—	11,161
Unrealized gain on marketable securities	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(5,242)	—	(5,242)

Balance at December 31, 2012	76,276,676	$76	$442,990	(8,405,061)	$(66,311)	$130,966	$3	$507,724

See accompanying notes.

ACME PACKET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net (loss) income	$(5,242)	$44,360	$43,037
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,240	7,922	6,243
Amortization of intangible assets	3,313	1,969	1,760
Impairment of intangible assets	—	140	—
Provision for accounts receivable allowances	588	182	496
Amortization of premium/discount on investments	2,162	918	1,949
Stock-based compensation expense	52,774	35,229	16,473
Provision for excess and obsolete inventory	892	1,362	1,021
Deferred income taxes	(14,987)	(5,030)	(1,427)
Excess tax benefit related to exercise of stock options	(11,161)	(36,894)	(33,810)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	1,646	(25,052)	(9,689)
Inventory	(1,185)	(4,946)	(3,311)
Deferred product costs	509	2,057	(172)
Other assets	1,552	11,692	(420)
Accounts payable	(462)	3,142	3,266
Accrued expenses, other current liabilities and deferred rent	16,501	27,582	29,506
Deferred revenue	2,736	(9,292)	197

Net cash provided by operating activities	60,876	55,341	55,119

Investing activities
Purchases of property and equipment	(21,893)	(16,998)	(13,316)
Purchase of available-for-sale marketable securities	(113,089)	(101,536)	(108,698)
Purchase of held-to-maturity marketable securities	(683,418)	(287,174)	(201,241)
Proceeds from sale of available-for-sale marketable securities	112,069	81,243	43,285
Proceeds from maturities of held-to-maturity marketable securities	563,960	278,802	165,203
Cash paid for acquisition, net	(21,187)	(4,210)	—
Increase in other assets	—	837	—

Net cash used in investing activities	(163,558)	(49,036)	(114,767)

Financing activities
Proceeds from exercise of stock options	10,179	23,186	27,106
Proceeds from employee stock purchase plan	5,109	2,644	—
Repurchase of common stock	(28,789)	—	—
Payments of withholding tax on RSU vesting	—	(295)	(70)
Excess tax benefit related to exercise of stock options	11,161	36,894	33,810

Net cash (used in) provided by financing activities	(2,340)	62,429	60,846

Net (decrease) increase in cash and cash equivalents	(105,022)	68,734	1,198
Cash and cash equivalents at beginning of year	160,403	91,669	90,471

Cash and cash equivalents at end of year	$55,381	$160,403	$91,669

Supplemental disclosure of cash flow information:
Cash received from (paid for) income taxes, net	3,779	$8,187	$(692)
Supplemental disclosure of non-cash financing activities
Leasehold improvements financed by landlord through lease incentive	$4,779	$—	$3,646
In connection with the acquisition of IPTEGO GmbH on April 25, 2012 and Newfound Communications, Inc. on January 20, 2011, the following transactions occurred:
Fair value of assets acquired	$27,048	$5,263	$—
Liabilities assumed related to acquisition	(5,725)	(887)	—

Total purchase price	21,323	4,376	—

Less cash and cash equivalents acquired	(136)	(166)	—

Cash paid for acquisition, net of cash received	$21,187	$4,210	$—

See accompanying notes.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

1. Business Description

Acme Packet, Inc. (the Company) is the leader in session delivery network solutions which enable the trusted, first class delivery of next-generation voice, data and unified communication services and applications across Internet Protocol (IP) networks.

The Company’s Net-Net product family fulfills demanding security, service assurance and regulatory requirements in service provider, enterprise and contact center networks. Based in Bedford, Massachusetts, the Company designs and manufactures nearly all of its products in the United States (U.S.).

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Subsequent Events

The Company has evaluated all subsequent events and determined that, other than as reported herein, there are no material recognized or unrecognized subsequent events.

On February 4, 2013, the Company, OC Acquisition LLC, a Delaware limited liability company (“Parent”), Andes Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), and Oracle Corporation, a Delaware corporation and the ultimate parent entity of Parent and Merger Subsidiary (“Oracle”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Subsidiary will merge with and into the Company (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Parent.

Upon the consummation of the Merger, subject to the terms of the Merger Agreement which has been unanimously approved by the Company’s Board of Directors, each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than (i) shares owned by Oracle or any of Oracle’s subsidiaries, (ii) shares held by the Company as treasury stock or by any subsidiary of the Company and, (iii) shares to which appraisal rights are properly sought), will be converted into the right to receive $29.25 in cash, without interest (the “Merger Consideration”), representing approximately $2.1 billion on a fully diluted basis. A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2013 and its preliminary proxy statement filed with the SEC on February 19, 2013.

As of the date of this filing, the effectiveness of the Merger was still subject to a vote by our shareholders.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

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

Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, the expensing and capitalization of research and development costs for software, intangible asset valuations, valuation of acquired businesses, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, stock-based compensation expense, warranty allowances, and the recoverability of the Company’s net deferred tax assets.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

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

The Company’s revenue arrangements regularly include the sale of hardware, licensing of software and provision of maintenance, professional services and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or some combination of related transactions. During the first quarter of 2011, the Company prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (ASU No. 2009-14). ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also applies to companies that are affected by the amendments of ASU No. 2009-14.

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

For all transactions entered into prior to January 1, 2011 and for those transactions which include the licensing of stand-alone or non-essential software as an element after January 1, 2011, the Company allocates revenue among the multiple elements associated with the stand-alone and non-essential software based on the software revenue recognition guidance of ASC 985-605. Because the Company generally does not sell any of its products on a standalone basis, it has yet to establish VSOE for these offerings. Accordingly, when arrangements subject to the guidance within ASC 985-605 include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold or licensed separately. If VSOE of fair value for any undelivered element does not exist, revenue from the entire

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

arrangement is deferred and recognized at the earlier of (a) delivery of those elements for which VSOE of fair value does not exist or (b) when VSOE is established. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual service period.

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

The Company analyzes the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more frequent analysis, or if the Company experiences significant variances in its selling prices.

The following table presents the effects to the Company’s previously reported Consolidated Statement of Operations for the year ended December 31, 2010 as if the Company had adopted the standards effective January 1, 2010 (in thousands):

	As Reported	Adjustments	As Adjusted
Total revenue	$231,232	$5,607	$236,839
Gross profit	190,101	4,653	194,754
Net income	43,037	3,009	46,046
Net income per share:
Basic	$0.69	$0.05	$0.74
Diluted	$0.63	$0.05	$0.68

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

Maintenance, support and service revenue include sales of maintenance and other services, including professional services, training, and reimbursable travel.

Maintenance and support services include telephone support, return and repair services, and unspecified rights to product upgrades and enhancements and are recognized ratably over the term of the service period, which is generally twelve months. Maintenance and support revenue is generally deferred until the related product has been accepted and all other revenue recognition criteria have been met.

Professional services and training revenue is recognized when the related service has been performed.

The Company’s products and services are sold indirectly by its distribution partners and directly by the Company’s sales force. Revenue generated through arrangements with distribution partners is recognized when the above criteria are met and generally when the distribution partner has an order from an end-user customer. The Company generally does not offer contractual rights of return, stock balancing or price protection to its distribution partners, and actual product returns from them have been insignificant to date. As a result, the Company’s reserves for product returns and related allowances have not been significant.

The Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service revenue and costs of service revenue, were not material for the year ended December 31, 2012, 2011 and 2010.

The Company included approximately $1,073, $1,273 and $818 of out-of-pocket expenses in service revenue and cost of service revenue in the years ended December 31, 2012, 2011 and 2010, respectively.

Revenue is presented net of any taxes collected from customers.

Cash, Cash Equivalents, Short and Long-term Investments

Securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. Securities for which it is not the Company’s intent to hold to maturity are classified as either available-for-sale or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains or losses excluded from earnings and reported in a separate component of stockholders’ equity, while other than temporary gains or losses are included in earnings. Trading securities are reported at fair value, with unrealized gains or losses included in earnings. The Company considers all highly liquid investments with original maturities of ninety days or less at the time of purchase to be cash equivalents, and investments with original maturities of between ninety-one days and one year to be short-term-investments. Investments with maturities in excess of one year from the balance sheet date are classified as long-term, except for available-for-sale securities, which are all classified as short-term. All securities are classified as either held-to-maturity or available-for-sale as of December 31, 2012 and 2011.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

Cash, cash equivalents, short and long-term investments as of December 31, 2012 and 2011 consist of the following as of:

	December 31, 2012
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$35,747	$35,747	$35,747
Money market funds	Demand	265	265	265
U.S. agency notes—held-to-maturity	3 – 21 days	19,369	19,368	19,369

Total cash and cash equivalents		$55,381	$55,380	$55,381

U.S. agency notes—available-for-sale	9 – 410 days	$89,361	$89,389	$89,389
U.S. agency notes—held-to-maturity	14 – 289 days	213,476	213,535	213,476

Total short-term marketable securities		$302,837	$302,924	$302,865

U.S. agency notes—held-to-maturity	373 – 422 days	$27,220	$27,212	$27,220

Total long-term marketable securities		$27,220	$27,212	$27,220

	December 31, 2011
	Contracted Maturity	Amortized Cost	Fair Market Value	Carrying Value
Cash	Demand	$112,735	$112,735	$112,735
Money market funds	Demand	5,938	5,938	5,938
U.S. agency notes—available-for-sale	20 – 88 days	10,000	9,999	9,999
U.S. agency notes—held-to-maturity	25 – 65 days	31,731	31,728	31,731

Total cash and cash equivalents		$160,404	$160,400	$160,403

U.S. agency notes—available-for-sale	15 – 426 days	$89,954	$89,242	$89,242
U.S. agency notes—held-to-maturity	32 – 352 days	102,430	102,442	102,430

Total short-term marketable securities		$192,384	$191,684	$191,672

U.S. agency notes—held-to-maturity	374 – 439 days	$20,096	$20,097	20,096

Total long-term marketable securities		$20,096	$20,097	$20,096

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

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

The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$265	$—	$—	$265
Restricted cash	236	—	—	236

Total cash equivalents and restricted cash	501	—	—	501

Short-term U.S. agency notes	43,625	45,764	—	89,389
Total investments	43,625	45,764	—	89,389

Total assets	$44,126	$45,764	$—	$89,890

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

The following table sets forth the Company’s financial instruments carried at fair value within the accounting standard hierarchy and using the lowest level of input as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$5,938	$—	$—	$5,938
Restricted cash	69	—	—	69

Total cash equivalents and restricted cash	6,007	—	—	6,007

Short-term U.S. agency notes	25,065	41,639	—	66,704
Long-term U.S. agency notes	3,040	9,499	—	12,539

Total investments	28,105	51,138	—	79,243

Total assets	$34,112	$51,138	$—	$85,250

Realized gains and losses from sales of the Company’s investments are included in other expense, net and unrealized gains and losses from available-for-sale securities are included as a separate component of stockholders’ equity unless the loss is determined to be other-than-temporary. The Company has not incurred any other-than-temporary losses to date.

The Company measures assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted for the years ended December 31, 2012 or 2011.

Restricted Cash

As of December 31, 2012 and 2011, the Company had restricted cash in the amount of $236 and $69, respectively, as collateral related to its facility leases. The Company’s restrictions with respect to $152 for the Berlin, Germany lease and $84 for the Madrid, Spain lease expires in January 2018 and September 2016, respectively

Accounts Receivable Allowance

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

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

Below is a summary of the changes in the Company’s accounts receivable allowance for the years ended December 31, 2012, 2011 and 2010:

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2012	$1,571	$588	$(64)	$2,095
Year ended December 31, 2011	1,463	182	(74)	1,571
Year ended December 31, 2010	1,311	496	(344)	1,463

Inventory and Deferred Product Costs

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and finished goods. Finished goods inventories consist of materials, labor and manufacturing overhead. Inventory is comprised of the following as of:

	December 31,
	2012	2011
Raw materials	$4,683	$3,181
Finished goods	5,856	7,065

Total inventory	$10,539	$10,246

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Assets Classification	Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Office and engineering equipment	3 years
Evaluation systems	2 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

Evaluation systems are carried at the lower of their depreciated value or their net realizable value.

Property and equipment consists of the following as of:

	December 31,
	2012	2011
Computer hardware and software	$12,880	$12,714
Furniture and fixtures	5,039	3,817
Office and engineering equipment	15,525	14,921
Evaluation systems	16,186	11,273
Leasehold improvements	20,722	9,415
Construction in progress	7,239	4,300

	77,591	56,440
Less accumulated depreciation and amortization	(33,327)	(30,188)

Property and equipment, net	$44,264	$26,252

Depreciation and amortization expense was $11,240, $7,922 and $6,243 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

No impairment losses were recorded during the years ended December 31, 2012, 2011 or 2010.

Financial Instruments

Financial instruments consist of cash equivalents, short and long-term investments, restricted cash and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value due to the short-term nature of these instruments.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Year Ended December 31,
	2012	2011	2010
Customer A	12%	*	12%
Customer B	*	14%	*
Customer C	*	*	10

*	Less than 10% of total revenue.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, as of:

	December 31,
	2012	2011
Customer A	14%	*
Customer B	*	28%

*	Less than 10% of total accounts receivable.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

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

The following is a summary of changes in the amount reserved for warranty costs for the years ended December 31, 2012 and 2011:

Balance at December 31, 2010	$89
Provision for warranty costs	501
Uses/reductions	(492)

Balance at December 31, 2011	98
Provision for warranty costs	499
Uses/reductions	(540)

Balance at December 31, 2012	$57

Stock-Based Compensation

At December 31, 2012, the Company had four stock-based compensation plans consisting of the Acme Packet, Inc. 2000 Equity Incentive Plan, 2006 Equity Incentive Plan, 2006 Directors Option Plan and 2011 Employee Stock Purchase Plan, which are more fully described in Note 7.

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

Prior to the second quarter of 2011, as the trading history of the Company’s common stock was limited, the Company determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted between January 1, 2007 and June 30, 2011 was determined using a weighted-average of the historical volatility measures of this peer group of companies as well as the historical volatility of our common stock. The expected life of options was determined using the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Commencing in the third quarter of 2011, the Company began to estimate the volatility based on the historical prices of its common stock, and the expected term based upon the historical exercise behavior of the Company’s employees. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, as discussed above, the Company utilizes an estimated forfeiture rate when calculating the expense for the period.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

The Company has applied estimated forfeiture rates derived from an analysis of historical data of 8.24%, 7.23% and 7.33% for the years ended December 31, 2012, 2011 and 2010, respectively, in determining the expense recorded in the accompanying consolidated statements of operations and comprehensive (loss) income. The weighted-average fair values of options granted were $17.71, $34.14 and $9.58 for the years ended December 31, 2012, 2011 and 2010, respectively.

The weighted-average assumptions utilized to determine the fair value of options and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Employee Stock Options
Risk-free interest rate	0.74%	1.98%	2.14%
Expected volatility	78.09%	62.16%	59.27%
Expected life in years	3.95	4.67	4.77
Dividend yield	—	—	—

	Year Ended December 31,
	2012	2011	2010
Purchase Plan
Risk-free interest rate	0.13%	0.68%	—%
Expected volatility	58.0%	75.6%	—%
Expected life	0.50	0.50	—
Dividend yield	—	—	—

The Company recorded stock-based compensation expense of $52,774, $35,229 and $16,473 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $91,988 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted-average period of 2.51 years.

See Note 7 for a summary of the stock option and restricted stock unit activity under the Company’s stock-based compensation plans for the year ended December 31, 2012.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income, which includes certain changes in equity

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

that are excluded from net (loss) income. Specifically, unrealized gains and (losses) on available-for-sale securities are included in accumulated other comprehensive (loss) income. Comprehensive (loss) income has been presented in the accompanying consolidated statements of operations and comprehensive (loss) income. Accumulated other comprehensive (loss) income is presented separately on the consolidated balance sheet as required, and relates entirely to unrealized gains on available-for-sale securities in 2012 and 2011.

Net (Loss) Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net (loss) income per share is as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-average number of common shares used in calculating basic net (loss) income per common share	68,084,305	66,346,008	62,002,543
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	—	4,399,514	5,691,431
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	—	156,771	221,551

Weighted-average number of common shares used in computing diluted net (loss) income per common share	68,084,305	70,902,293	67,915,525

In the computation of the diluted weighted-average number of common shares outstanding 6,143,587, 1,748,435 and 482,205 weighted-average common share equivalents underlying outstanding stock options and restricted stock units have been excluded from the computation as of December 31, 2012, 2011 and 2010, respectively, as their effect would have been antidilutive.

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

For the years ended December 31, 2012 and 2010, the Company did not identify any impairment of its long-lived assets. For the year ended December 31, 2011, the Company determined that there had been impairment to certain of its intangible assets related to the acquisition of Newfound Communications, Inc. Accordingly, the Company recognized an impairment loss of $140, which was recorded in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2011.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

Goodwill and Intangible Assets

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2012 and 2011.

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

During the year ended December 31, 2011, the Company elected to adopt ASU No. 2011-08, Intangibles–Goodwill and Other (Topic 350) Testing Goodwill for Impairment (ASU 2011-08). Under ASU 2011-08, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative reviews of goodwill performed as of December 31, 2012 and 2011, the Company did not identify any indicators of impairment. As such, the two-phase process was not necessary.

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

Capitalized Internal Use Software

The Company capitalizes certain costs incurred to purchase or create internal-use software. To date, such costs have included external direct costs of materials and services, as well as employee salaries incurred in the implementation of internal use software and are included within computer hardware and software. Once the capitalization criteria have been met, such costs are classified as software and are amortized on a straight-line basis over the useful life of the related asset once the software has been put into use. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The Company capitalized $2,419 and $3,378 of costs associated with internal use software during the years ended December 31, 2012 and 2011, respectively. The Company did not capitalize any such costs in the year ended December 31, 2010.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

Foreign Currency Exchange Risk

To date, substantially all of the Company’s international customer agreements have been denominated in U.S. dollars. Accordingly, the Company has limited exposure to foreign currency exchange rates and does not enter into foreign currency hedging transactions. The functional currency of the Company’s international operations in Europe and Asia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Revenue and expenses of these international subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities, and operations of the European, Asian, and Canadian subsidiaries are recorded within other income (expense) in the consolidated statements of operations and comprehensive (loss) income. During the years ended December 31, 2012, 2011 and 2010, the Company recorded foreign exchange losses of $560, $821, and $175, respectively, in other expense.

Income Taxes

The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. In addition, the Company is required to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has no material unrecognized tax benefits as of December 31, 2012 and 2011.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct response criteria required for capitalization. Amounts incurred for advertising expense were not material for the years ended December 31, 2012, 2011 and 2010.

Recent Accounting Pronouncements

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This amendment impacts presentation and disclosure only, and therefore adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify requirements for testing the decline in realizable value of indefinite-lived intangible assets other than goodwill and to reduce the cost and complexity of the annual intangible asset impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. This amendment impacts testing steps only and, therefore, adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

3. Business Combinations

Newfound Communications, Inc.

On January 20, 2011, the Company acquired Newfound Communications, Inc. (Newfound Communications), an emerging, innovative provider of call recording solutions for the IP communications industry. The aggregate purchase price was $4,376 in cash payments to the stockholders of Newfound Communications. In allocating the total purchase price for Newfound Communications based on estimated fair values, the Company recorded $3,779 of goodwill, $1,210 of identifiable intangible assets and $887 of net tangible liabilities. In connection with the acquisition of Newfound Communications, the Company incurred $180 of merger and integration related costs during 2011, which the Company recorded as an expense in the condensed consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2011.

This transaction was accounted for as a purchase of a business under ASC 805, Business Combinations. The results of operations of Newfound Communications have been included in the accompanying consolidated financial statements since the date of acquisition and were immaterial to the Company’s consolidated financial statements. Accordingly, pro forma information reflecting the acquisition of Newfound Communications has not

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

been provided because the impact on revenues, net income and net income per common share is not material. All of the assets acquired and liabilities assumed in the transaction have been recognized at their acquisition date fair values, which was finalized at December 31, 2011.

IPTEGO GmbH

On April 25, 2012, the Company acquired privately-held IPTEGO GmbH (Iptego), which was subsequently changed to Acme Packet GmbH for approximately $21,323 in cash, through an acquisition of all outstanding shares of Iptego by the Company’s wholly-owned subsidiary, Acme Packet UK Limited. Based in Berlin, Germany, Iptego is a rapidly growing provider of software solutions that offer real-time, end-to-end communications network intelligence, voice and video operations monitoring, customer experience management and fraud prevention and detection. In connection with the acquisition of Iptego, the Company incurred $643 of merger and related costs, which the Company recorded as an expense in its condensed consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2012.

The transaction was accounted for as a purchase of a business under ASC 805. The results of operations of Iptego have been included in the accompanying consolidated financial statements since the date of acquisition and were immaterial to the Company’s consolidated financial statements. Accordingly, pro forma information reflecting the acquisition of Iptego has not been provided because the impact on revenues and net loss per common share is not material. All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values, which was finalized at December 31, 2012.

The Company assigns the value of the consideration transferred to acquire a business to the tangible and identifiable intangible assets acquired, and liabilities assumed on the basis of their fair values at the date of acquisition.

A summary of the allocation of the purchase consideration for Iptego is as follows:

Allocation of the purchase consideration:
Cash	$136
Accounts receivable(1)	1,107
Other current assets	147
Property and equipment	99
Goodwill	11,484
Identifiable intangible assets(2)	14,075

Total assets acquired	27,048

Current liabilities	(1,661)
Deferred tax liability	(4,064)

Total liabilities assumed	(5,725)

Net assets acquired	$21,323

(1)	Accounts receivable have been recorded at their estimated fair values, which consist of the gross accounts receivable assumed of $1,371, reduced by a fair value reserve of $264 representing the portion of contractually owed accounts receivable which the Company does not expect to be collected.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

(2)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations:

	Amount	Weighted Average Life (Years)
Developed technology	$8,701	9.7
Customer relationships	2,958	3.7
Trade name	2,073	15.7
Non-compete agreements	343	1.7

Total	$14,075

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from Iptego’s products and services. The purchase price was allocated based upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant’s perspective. The allocation resulted in acquired intangible assets of $14,075. The acquired intangible assets consisted of developed technology, customer relationships, trademarks and trade names, and non-competition agreements were valued using the income approach. The Company used the income approach, specifically the multi-period excess earnings method, to value the intangible asset related to developed technology. This method estimates the fair value of an asset by isolating the future projected earnings attributable to the asset and discounting the cash flow stream at the required rate of return at the transaction date. The Company used the income approach, specifically the “with” and “without” method, to value the intangible assets related to customer relationships and non-competition agreements. Under this method, the impact on the Company’s projected operating cash flows is analysed based on the scenario with or without the intangible assets in place. The Company used the income approach, specifically the relief form royalty method, to value the intangible asset related to trademarks and trade names. This method assumes a willing buyer would pay a royalty to a third party for the use of the asset, rather than incurring costs associated with internally developing an asset of identical utility. The developed technology, customer relationships, trademark and trade names, and non-compete agreements will be amortized over their useful lives of approximately two to sixteen years. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue, to which a fair value of $234 was ascribed using a cost plus profit approach. The balance of this deferred revenue as of December 31, 2012 was $101.

The deferred tax liabilities primarily relate to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill balance is primarily attributed to assembled workforce, expected synergies and expanded network opportunities when integrating Iptego’s technology with our current product offerings. None of the goodwill is expected to be deductible for U.S. federal and state, or foreign income tax purposes.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

4. Intangible Assets and Goodwill

Finite-lived intangible assets consist of the following:

	Estimated	Gross Carrying Value		Accumulated Amortization
Description	Useful Life (in years)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Developed technology	7.0 – 9.7	$19,037	$10,336	$6,130	$3,798
Patents	15.7	850	850	221	144
Customer relationships	3.7 – 11.9	4,246	1,288	1,045	424
Trademarks and trade names	3.9 – 15.7	2,554	481	231	86
Non-Compete agreements	1.7 – 8.9	413	70	142	4
Internal use software	3.0	119	119	119	119

Total		$27,219	$13,144	$7,888	$4,575

Amortization expense related to intangible assets for the year ended December 31, 2012, 2011 and 2010 was $3,313, $1,969 and $1,760 respectively.

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

Year ended December 31,	Amount
2013	$3,856
2014	3,346
2015	3,057
2016	1,981
2017	1,501
2018 and thereafter	5,590

Total	$19,331

In connection with the acquisitions of Newfound Communications and Iptego, the consideration transferred to acquire the respective businesses exceeded the fair value of the assets acquired and the liabilities assumed. As a result, the Company recorded the difference as goodwill, which, except for the portion associated with the acquisition of Iptego, is deductible for U.S. federal and state income tax purposes.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

Balance as of January 1, 2011	$—
Acquisition of Newfound Communications	3,779

Balance as of December 31, 2011	3,779
Acquisition of Iptego	11,484

Balance as of December 31, 2012	$15,263

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

5. Income Taxes

(Loss) income before the (benefit from) provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Domestic	$(4,518)	$72,524	$65,491
Foreign	(1,638)	1,412	1,065

Total	$(6,156)	$73,936	$66,556

The (benefit from) provision for income taxes in the accompanying consolidated statements of operations and comprehensive (loss) income consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current provision:
Federal	$11,205	$31,603	$23,131
State	628	2,326	1,296
Foreign	2,240	677	519

Total current	14,073	34,606	24,946

Deferred benefit:
Federal	(10,932)	(2,786)	(1,338)
State	(1,354)	(470)	(89)
Foreign	(2,701)	(1,774)	—

Total deferred	(14,987)	(5,030)	(1,427)

Total (benefit) provision	$(914)	$29,576	$23,519

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory tax rate	(35.0)%	35.0%	35.0%
State taxes, net	(10.7)	1.4	1.1
Non-deductible stock compensation	22.8	3.6	0.5
Deferred tax rate changes	5.1	0.1	0.1
Research and development tax credits	—	(1.2)	(1.2)
Other	2.9	1.1	(0.2)

Effective tax rate	(14.9)%	40.0%	35.3%

In the fourth quarter of 2011, the Company determined that a portion of a previously recognized deferred tax asset related to stock-based compensation in certain foreign jurisdictions was identified as non-deductible and should be written off. A portion of the write-off relates to prior periods. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108, the Company assessed the materiality of this correction on

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

its financial statements for the years ended December 31, 2011, 2010, 2009 and 2008 using both the roll-over and iron-curtain methods as defined in SAB No. 108. The Company concluded that the effect of this error was not material to its financial statements for the years ended December 31, 2010, 2009 and 2008 and, as such, these financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2011 does not have a material effect on its financial statements for the year ended December 31, 2011. As a result, the Company recorded $2,336 as the write-off of the non-deductible deferred tax asset in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2011.

The Company currently expects to realize recorded net deferred tax assets as of December 31, 2012 of $37,181. The Company’s conclusion that these assets will be recovered is based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded tax asset. The realization of the Company’s net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. As of December 31, 2012, $30,458 of the deferred tax asset recorded is attributable to benefits associated with stock-based compensation charges. In accordance with the provision of ASC 718, Compensation—Stock Compensation, no valuation allowance has been recorded against this amount. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realizable.

The Company is subject to periodic audits by the Internal Revenue Service and other taxing authorities. As of December 31, 2012, all of the federal and state tax returns the Company filed for tax years 2008 through 2011 remain subject to examination by tax authorities. These audits may challenge certain tax positions we have taken, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2011 and 2010. The accounting for income tax contingencies may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. The Company has elected to record interest and penalties in the financial statements as a component of income taxes. As of December 31, 2012, the Company has no recorded amounts for income tax contingencies.

The approximate income tax effect of each type of temporary difference and carryforward is as follows:

	December 31,
	2012	2011
Stock-based compensation	$30,458	$17,839
NOL and tax credit carryforwards	8,268	7,217
Basis difference in intangible assets	(6,300)	(3,219)
Basis difference in fixed assets	(9,149)	(6,930)
Inventory and warranty reserves	3,239	2,334
Allowance for doubtful accounts	943	713
Accrued vacation expense	736	616
Sales tax reserve	209	150
Capitalized research and development costs	2,282	2,859
Other temporary differences	3,581	1,601

Net deferred tax asset	$34,267	$23,180

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

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

The Company has recognized a federal and state tax benefit in additional paid in capital of $11,161 during 2012. This benefit relates to excess tax deductions generated during 2011 and 2012. The Company recognized this benefit as it reduced the current federal and state taxable income in 2012 to zero.

As of December 31, 2012, the Company had federal net operating losses of approximately $6,437 related to excess tax deductions that have been excluded from the above table. The benefit of these federal net operating losses will be recognized as an increase in additional paid in capital when it results in a reduction in federal taxable income.

As of December 31, 2012, the Company had federal research and development tax credits of $5,360 and foreign tax credits of $388 all of which relate to excess tax deductions and have been excluded from the above table. The benefit of these credits will be recognized as an increase in additional paid in capital when it results in a reduction in federal taxable income. These credits begin to expire in 2029 and 2019, respectively, and are subject to review and possible adjustment by the taxing authorities.

As of December 31, 2012, the Company had a state net operating loss of approximately $80,861 related to excess tax deductions that have been excluded from the above table. The benefit of these state net operating losses will be recognized as an increase in additional paid in capital when it results in a reduction in state taxable income.

As of December 31, 2012, the Company had state research and development tax credits of approximately $3,253 related to excess tax deductions that have been excluded from the above table. The benefit of these credits will be recognized as an increase in additional paid in capital when it results in a reduction in state taxable income. These state tax credits begin to expire in 2025, and are subject to review and possible adjustment by the taxing authorities.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

6. Stockholders’ Equity

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

This common stock repurchase program does not obligate the Company to repurchase any dollar amount, or number of shares of common stock, and the program may be suspended or discontinued at any time. The common stock repurchase program will remain in effect through July 30, 2013. As of December 31, 2012, the Company has repurchased 1,625,000 shares of its common stock for an aggregate purchase price, including applicable brokers’ fees, of $28,789.

Subsequent to December 31, 2012, and through the date of this filing, the Company has not repurchased any additional shares of its common stock.

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

The Company also has in effect the 2006 Equity Incentive Plan (the 2006 Plan), which allows the Company to grant ISOs, NSOs, restricted stock, restricted stock units and stock grants to employees, consultants, and directors of the Company. Under the 2006 Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four-year period. These options generally expire seven years after the grant date. The Company initially reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 and until 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company’s outstanding equity on a fully diluted basis as of the end of the immediately preceding year. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2011, 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Plan was increased by 3,000,000 shares pursuant to this provision. As of December 31, 2012, 276,418 shares were available for future issuance under the 2006 Plan.

The Company also has in effect the 2006 Director Option Plan (the 2006 Director Plan), under which no options may be granted to eligible directors at less than fair market value on the date of grant, and all options vest over a one year period from the grant date. These options expire ten years after the grant date. The Company initially reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2011, 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Director Plan was increased by 75,000 shares pursuant to this provision. As of December 31, 2012, 375,000 shares were available for future issuance under the 2006 Director Plan.

Additionally, the Company has in effect the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. Effective June 1, 2011, eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 15% of their eligible compensation, to a maximum number of shares with a fair market value of $25 per calendar year, through a six month purchase period. Employees may purchase shares of the Company’s common stock at a discount of 15% of the lesser of the fair market value of a share of the Company’s common stock on the first or the last day of each six month offering period. The ESPP is scheduled to terminate on January 3, 2020. During the years ended December 31, 2012 and December 31, 2011, 277,954 and 93,040 shares were issued under the ESPP, respectively. As of December 31, 2012 2,129,006 shares were available for future issuance under the ESPP.

The following is a summary of the status of the Company’s stock options as of December 31, 2012 and the stock option activity for all stock options plans (excluding the ESPP) during the year ended December 31, 2012:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2011	9,344,681	$0.20 – 82.02	$24.18
Granted	4,178,314	15.12 – 34.29	31.02
Canceled	(632,055)	4.35 – 82.02	39.89
Exercised	(1,348,855)	0.20 – 28.44	7.55		$33,730

Outstanding at December 31, 2012	11,542,085	0.30 – 82.02	27.74	4.77	66,652

Exercisable at December 31, 2012	4,975,865	0.30 – 82.02	20.55	3.75	51,531
Vested or expected to vest at December 31, 2012(2)	11,045,367	0.30 – 82.02	27.48	4.71	66,208

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on December 31, 2012 of $22.12 or the date of exercise, as appropriate, and the exercise price of the underlying options.
(2)	This represents the number of vested options as of December 31, 2012 plus the number of unvested options expected to vest as of December 31, 2012 based on the unvested options outstanding at December 31, 2012, adjusted for an estimated forfeiture rate.

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

The Company has entered into restricted stock unit agreements with certain of its employees. Under the terms of the agreement, the Company grants RSUs to its employees pursuant to the 2006 Plan. Vesting occurs periodically at specified time intervals, ranging from one to three years, and in specified percentages. Upon vesting, the holder will receive one share of the Company’s common stock for each unit vested. A summary of the Company’s unvested RSUs outstanding at December 31, 2012 and the changes during the year then ended, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2011	346,732	$21.91
Granted	84,500	22.97
Vested	(200,633)	21.74
Forfeited	(10,996)	13.04

Unvested at December 31, 2012	219,603	22.92

During the year ended December 31, 2012, the Company issued 62,710 shares of common stock under the 2006 Plan representing compensation earned by its employees under the 2012 Management Bonus Plan. The 2012 Management Bonus Plan allows eligible employees to earn compensation based on the Company achieving certain quarterly financial metrics. The amounts may be settled in cash or stock. Based on the issuance of these shares of common stock, the Company recognized $1,339 of stock-based compensation expense in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2012.

8. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through 2022. Certain of the Company’s operating leases include escalating rental payments and lease incentives such as free rent. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease. As of December 31, 2012 and 2011, the Company has deferred rent of approximately $9,957 and $4,533 respectively, of which $337 is classified as a current liability and included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2012. Total rent expense under these operating leases was approximately $5,916, $4,220 and $2,322, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

Pursuant to the Lease, as amended, the monthly base rent as of April 1, 2012 was $245 and the Company is required to pay additional monthly rent in an amount equal to its proportionate share of certain taxes and operating expenses, as further set forth in the second amendment to the Lease. Commencing on July 1, 2012, the monthly base rent increased to $449. The Company’s monthly base rent shall be increased from time to time, pursuant to the second amendment to the Lease.

Future minimum lease payments under non-cancelable operating leases at December 31, 2012 were as follows:

Year Ending December 31:
2013	$6,140
2014	5,909
2015	6,025
2016	6,128
2017	6,920
2018 and thereafter	28,609

Total minimum lease payments	$59,731

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation.

On January 5, 2011, Nortel Networks, Inc. (Nortel), a customer of the Company, filed a claim against Covergence in the U.S. Bankruptcy Court in the District of Delaware alleging that prior to the Company’s acquisition of Covergence in April 2009, Covergence received a preferential payment of approximately $1,200 prior to Nortel’s bankruptcy petition in January 2009. The Company reached an agreement during 2011 and recorded expense of $120 which is included in merger and integration related costs in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2011.

Subsequent to the February 4, 2013 announcement of the Merger, Acme Packet has been named party to eight purported class action lawsuits filed by alleged stockholders. Purported class action lawsuits, captioned Willard Love v. Acme Packet, Inc., et al., filed on February 12, 2013 in the Delaware Court of Chancery, Case No. 8303, Edward Mical v. Acme Packet, Inc., et al., filed on February 12, 2013 in the Delaware Court of Chancery, Case No. 8307, Jennifer Howard v. Acme Packet, Inc., et. al., filed on February 13, 2013 in the Delaware Court of Chancery, Case No. 8316, IBEW Local 363 Pension Trust Fund and IBEW Local 363 Money Purchase Pension Plan v. Acme Packet, Inc., et. al., filed on February 13, 2013 in the Delaware Court of Chancery, Case No. 8310, Tim Smith v. Gary J. Bowen, et. al., filed on February 15, 2013 in the Delaware Court of Chancery, Case No. 8324, Jakob Strebel v. Gary J. Bowen, et. al., filed on February 20, 2013 in the Delaware Court of Chancery, Case No. 8341, Ken Phipps v. Acme Packet, Inc., et al., filed on February 22, 2013 in the Delaware Court of Chancery, Case No. 8351, and Mark Segall v. Acme Packet, Inc., et. al., filed on February 15, 2013 in Middlesex County Superior Court in the Commonwealth of Massachusetts, Civil Action No. 13-3582, name as defendants Acme Packet, the members of our board of directors, Oracle, Parent and Merger Subsidiary. The lawsuits allege generally that the defendants either breached or aided and abetted the breach of fiduciary duties to Acme Packet’s stockholders by seeking to sell the company for an allegedly inadequate price and on

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

unfair terms. The Phipps complaint also claims that the preliminary proxy statement filed by Acme Packet on February 19, 2013 omits certain allegedly material information. The complaints seek equitable relief, including, among other things, to enjoin consummation of the proposed merger, rescission of the merger agreement, award of all costs of the action, including reasonable attorneys’ fees and costs, and rescissory and other damages. On February 28, 2013, the plaintiff in the Phipps matter moved to consolidate the actions that are pending in the Delaware Court of Chancery. Also on February 28, 2013, the plaintiff in the Phipps matter moved to expedite preliminary injunction proceedings.

Except for the litigation described above, we are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our consolidated financial position, results of operations or cash flows that have not been disclosed.

Other

Certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations. The Company has not incurred any such penalties to date.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2012	2011
Accrued compensation and related benefits	$10,781	$8,633
Accrued sales and use taxes	1,122	1,458
Deferred Rent	337	—
Other accrued liabilities	6,724	2,624

Total	$18,964	$12,715

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

ACME PACKET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data, unless otherwise noted)

Geographic Data

Total revenue to unaffiliated customers by geographic area was as follows:

	Year Ended December 31,
	2012	2011	2010
United States and Canada	$153,607	$177,586	$142,921
International	120,830	129,731	88,311

Total	$274,437	$307,317	$231,232

During the years ended December 31, 2012, 2011 and 2010, no one international country contributed more than 10% of the Company’s total revenue.

As of December 31, 2012 and 2011, property and equipment at locations outside the U.S. was not material.

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

12. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenue	$70,830	$67,584	$65,321	$70,702
Gross profit	56,894	54,124	51,476	57,093
Income (loss) from operations	4,320	(696)	(6,696)	(3,052)
Net income (loss)	$2,429	$(127)	$(5,515)	$(2,029)
Net income per share:
Basic	$0.04	$(0.00)	$(0.08)	$(0.03)
Diluted	$0.03	$(0.00)	$(0.08)	$(0.03)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(1)
Total revenue	$73,967	$79,733	$70,621	$82,996
Gross profit	61,016	65,841	58,801	67,723
Income from operations	21,262	22,598	12,825	17,489
Net income	$13,709	$14,008	$7,926	$8,717
Net income per share:
Basic	$0.21	$0.21	$0.12	$0.13
Diluted	$0.19	$0.20	$0.11	$0.12

(1)	In the fourth quarter of 2011, the Company determined that a portion of a previously recognized deferred tax asset related to stock-based compensation in certain foreign jurisdictions was identified as non-deductible and should be written off. A portion of the write-off relates to prior quarters and prior year. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108, the Company assessed the materiality of this correction on its financial statements for the years ended December 31, 2011, 2010, 2009 and 2008 and each of the quarters within 2011, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded that the effect of this error was not material to its financial statements for any of the periods and, as such, these financial statements are not materially misstated.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1)	Evaluation of Disclosure Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2012.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the Company’s internal control over financial reporting. See “Report of Independent Registered Accounting Firm” below.

(3)	Changes in Internal Controls over Financial Reporting.

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4)	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Acme Packet, Inc.

We have audited Acme Packet, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acme Packet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Acme Packet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acme Packet, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Acme Packet, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in an amendment to this Form 10-K or our proxy statement for the 2013 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in an amendment to this Form 10-K or our proxy statement for the 2013 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in an amendment to this Form 10-K or our proxy statement for the 2013 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in an amendment to this Form 10-K or our proxy statement for the 2013 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in an amendment to this Form 10-K or our proxy statement for the 2013 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

2.1(6)	Agreement and Plan of Merger dated as of April 29, 2009 by and among Acme Packet, Inc., PAIC Midco Corp., CIAP Merger Corp., Covergence Inc. and the stockholder representative named therein

2.2(17)	Share Purchase and Assignment Agreement, dated as of April 25, 2012, by and between Acme Packet UK Limited and the parties named therein

2.3(18)	Agreement and Plan of Merger, dated as of February 4, 2013, by and among Acme Packet, Inc., OC Acquisition LLC, Andes Acquisition Corporation and Oracle Corporation

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(1)	Specimen certificate evidencing shares of common stock

10.1(1)	Amended and Restated 2000 Equity Incentive Plan

10.2(1)	2006 Equity Incentive Plan

10.3(4)	Letter Agreement dated as of August 29, 2008 between the Registrant and Peter J. Minihane

10.4(6)	Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant

10.5(14)	Lease Amendment entered into on July 12, 2010 and dated as of June 1, 2010 to the Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant

10.6(10)	Second Amendment to Lease Agreement entered into on June 10, 2011 and dated as of June 10, 2011 to the Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant

10.7(10)	2006 Equity Incentive Plan of the Registrant

10.8(1)	2006 Director Option Plan of the Registrant

10.9(11)	2011 Employee Stock Purchase Plan

10.10(7)	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan

10.11(7)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for employees and consultants

Exhibit No.	Description

10.12(7)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Directors

10.13(7)	Form of Non-Statutory Stock Option Agreement for the 2006 Director Option Plan

10.14(12)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Management

10.15(8)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Employees

10.16(9)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Executive Officers

10.17(10)	Second Amendment to Lease Agreement entered into on June 30, 2011 and dated as of June 10, 2011 to the Lease, dated November 23, 2009, by and between MSCP Crosby, LLC and the Registrant

10.18(13)	Restricted Stock Unit Agreement, by and between James J. Hourihan and the Registrant, dated as of October 25, 2011

10.19(15)	Stock Option Agreement by and between Andrew D. Ory and the Registrant, dated as of February 6, 2012

10.20(15)	Stock Option Agreement by and between Patrick J. Melampy and the Registrant, dated as of February 6, 2012

10.21(15)	Stock Option Agreement by and between Peter J. Minihane and the Registrant, dated as of February 6, 2012

10.22(15)	Stock Option Agreement by and between Dino Di Palma and the Registrant, dated as of February 6, 2012

10.23(16)	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan for Directors

10.24(16)	Form Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Executives

10.25(16)	Form of Non-Statutory Stock Option Agreement for the 2006 Equity Incentive Plan for Employees and Consultants

10.26(16)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Executives

10.27(16)	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan for Employees

10.28(18)	Form of Voting Agreement, dated February 4, 2013, and schedule of signatories thereto

14.1(3)	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Registrant’s Form S-1 Registration Statement (File No. 333-134683)
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 23, 2012 (File No. 001-33041)
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 15, 2007 (File No. 001-33041)
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2008 (File No. 001-33041)
(5)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (File No. 001-33041)
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 14, 2009 (File No. 001-33041)
(7)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (File No. 333-138541)
(8)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (File No. 333-157944)
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2010 (File No. 001-33041)
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2011 (File No. 001-33041)
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 11, 2011 (File No. 001-33041)
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2011 (File No. 001-33041)
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2011 (File No. 001-33041)
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on October 28, 2010 (File No. 001-33041)
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2012 (File No. 001-33041)
(16)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed on May 3, 2012 (File No. 001-33041)
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 1, 2012 (File No. 001-33041)
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 4, 2013 (File No. 001-33041

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME PACKET, INC. (Registrant)

Date: March 1, 2013	By:	/s/ ANDREW D. ORY
Andrew D. Ory
President and Chief Executive Officer

Date: March 1, 2013	By:	/s/ PETER J. MINIHANE
Peter J. Minihane
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREW D. ORY Andrew D. Ory	President and Chief Executive Officer; Director (Principal Executive Officer)	March 1, 2013

/S/ PETER J. MINIHANE Peter J. Minihane	Chief Financial Officer (Principal Accounting and Financial Officer)	March 1, 2013

/S/ GARY J. BOWEN Gary J. Bowen	Director	March 1, 2013

/S/ DAVID B. ELSBREE David B. Elsbree	Director	March 1, 2013

/S/ ROBERT C. HOWER Robert C. Hower	Director	March 1, 2013

/S/ PATRICK J. MELAMPY Patrick J. MeLampy	Director	March 1, 2013

/S/ ROBERT G. ORY Robert G. Ory	Director	March 1, 2013

/S/ RUSSELL MUIRHEAD Russell Muirhead	Director	March 1, 2013