Form 10-K/A
period 2012-12-31
ACME PACKET INC
filed 2013-03-26
CIK 1130258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

69,195,164 shares of the registrant’s common stock were outstanding as of March 1, 2013.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Acme Packet, Inc. (“Acme Packet” or “the Company” or “we” or “our” or “us”) for the year ended December 31, 2012 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following table sets forth the information concerning our executive officers and directors:

Name	Age	Position
Andrew D. Ory	46	President and Chief Executive Officer; Director
Patrick J. MeLampy	53	Chief Technology Officer; Director
Steven D. Aulds	55	Senior Vice President of Engineering
Marianne Budnik	44	Chief Marketing Officer
Matthew J. Cushing	43	Senior Vice President and General Counsel
Dino Di Palma	45	Chief Operating Officer
James (Seamus) Hourihan	59	Senior Vice President of Corporate Strategy
Erin Medeiros	39	Senior Vice President of Professional Services
Peter J. Minihane	64	Chief Financial Officer and Treasurer
John F. Shields	49	Vice President of Manufacturing Operations
Robert G. Ory	80	Secretary and Assistant Treasurer, Director
Gary J. Bowen	66	Director
David B. Elsbree	65	Director
Robert C. Hower	48	Director
J. Russell Muirhead	47	Director

Executive Officers

Andrew D. Ory, age 46, is a founder of Acme Packet, Inc. and has served as President and Chief Executive Officer and one of our directors since our inception in August 2000. Mr. Andrew D. Ory is responsible for the Company’s overall strategy and operations and under his leadership, Acme Packet pursues its mission to enable service providers and enterprises worldwide to harness the power of interactive voice, video, and unified communications over internet protocol networks. During Mr. Andrew D. Ory’s tenure, he has spearheaded Acme Packet’s growth from a young startup pioneering a new product category and technology called session border control to today leading that category and delivering an expanding product portfolio that is fueling a new paradigm in communications—session delivery networks. Prior to founding Acme Packet in 2000, Mr. Andrew D. Ory was a founder, Chief Executive Officer and Chairman of Priority Call Management, Inc., which produced network-based solutions that allowed service providers to offer prepaid calling, enhanced messaging and one-number services. Mr. Andrew D. Ory is a member of the National Association of Corporate Directors.

Patrick J. MeLampy, age 53, is a founder of Acme Packet, Inc. and has served as our Chief Technology Officer and one of our directors since our inception in August 2000. Prior to founding Acme Packet, Mr. MeLampy was a founder and Vice President of Engineering for Priority Call Management, Inc. from 1991 through its acquisition by the LHS Group in 1999. Mr. MeLampy is a member of the National Association of Corporate Directors.

Steven D. Aulds, age 55, has served as our Senior Vice President of Engineering since January 2012. Prior to joining Acme Packet, he served one year as Senior Vice President of Engineering for Sterling Commerce, an IBM company. Prior to joining Sterling Commerce he served five years as Senior Vice President of Engineering at Sterling Commerce, an AT&T company.

Marianne Budnik, age 44, has served as our Chief Marketing Officer since September 2011. Prior to joining Acme Packet, Ms. Budnik spent two years as Chief Marketing Officer at CA Technologies, Inc. Prior to joining CA Technologies, Inc., Ms. Budnik held a series of leadership positions within EMC Corporation spanning global field marketing, operations and strategic planning, and product marketing.

Matthew J. Cushing, age 43, has served as our Senior Vice President and General Counsel since August 2012. Prior to joining Acme Packet, Mr. Cushing was a Partner in the corporate, mergers, acquisitions and securities practice at Bingham McCutchen LLP for approximately ten years. Mr. Cushing is a graduate of The Fordham University School of Law and The College of the Holy Cross.

Dino Di Palma, age 45, has served as our Chief Operating Officer since January 2012. Mr. DiPalma served as our Senior Vice President of Worldwide Sales and Business Development from January 2011 through January 2012 and our Vice President Sales and Business Development from February 2001 through January 2011. Prior to joining Acme Packet, Mr. Di Palma served six years as Manager of Systems Engineering, Vice President of CALA Sales and Vice President Business Development at Sema Priority Call, Inc., which produced network-based solutions that allowed service providers to offer prepaid calling, enhanced messaging and one-number services.

James (Seamus) Hourihan, age 59, has served as our Senior Vice President of Corporate Strategy since September 2011. Mr. Hourihan was our Senior Vice President of Marketing and Product Management from January 2011 through September 2011. He served as Vice President of Marketing and Product Management from August 2001 through September 2011. Prior to joining Acme Packet, Mr. Hourihan was Vice President of Marketing for Pingtel, Inc., a provider of Session Initiation Protocol (SIP) products and technology, from November 1999 to July 2001.

Erin Medeiros, age 39, has served as our Senior Vice President of Professional Services since January 2011. Ms. Medeiros served as Vice President of Professional Services from November 2005 to December 2010, as Director of Systems Engineering from January 2004 to November 2005, and as our Manager of Systems Engineering from June 2001 to January 2004. Prior to joining Acme Packet, Ms. Medeiros spent six years in systems engineering and as a Manager of Systems Engineering at Sema Priority Call, Inc.

Peter J. Minihane, age 64, has served as our Chief Financial Officer and Treasurer since September 2008. Prior to joining Acme Packet, Mr. Minihane was the Chief Financial Officer and Chief Operating Officer of Colubris Networks, Inc., a global provider of intelligent wireless local area networks for enterprises and service providers. Prior to joining Colubris Networks, Inc. in 2007, Mr. Minihane was Chief Financial Officer and Chief Operating Officer of StarBak Communications, Inc. Mr. Minihane is a Certified Public Accountant in the Commonwealth of Massachusetts.

John F. Shields, age 49, has served as our Vice President of Manufacturing Operations since April 2007 and served as our Director of Manufacturing Operations from May 2002 to March 2007. Prior to joining Acme Packet, Mr. Shields was Director of Manufacturing for Crescent Networks, Inc. a service edge router company, from August 1999 to May 2002.

Robert G. Ory, age 80, has served as one of our directors since our inception in August 2000. Mr. Robert G. Ory also served as our Treasurer from August 2000 through the completion of our initial public offering in October 2006. Mr. Robert G. Ory is the father of Mr. Andrew D. Ory, our President and Chief Executive Officer and one of our directors. Mr. Robert G. Ory has served as our Corporate Secretary and Assistant Treasurer since October 2006. Prior to joining Acme Packet, Mr. Robert G. Ory was a founder, as well as Treasurer, Clerk and director of Priority Call Management, Inc. from its inception in 1991 through its acquisition by the LHS Group in 1999. Mr. Robert G. Ory is a member of the National Association of Corporate Directors.

Directors

Gary J. Bowen, age 66, has served as one of our directors since January 2001 and has been a private investor in a variety of companies since 1996. From January 1990 to 1996 he served as Executive Vice President of Field Operations and Chief Marketing Officer of Bay Networks, Inc. Mr. Bowen is a member of the National Association of Corporate Directors.

David B. Elsbree, age 65, has served as a one of our directors since November 2006. From June 1981 until May 2004, Mr. Elsbree was a partner with Deloitte & Touche LLP. During his tenure, Mr. Elsbree served in a number of leadership roles in the firm’s high technology practice, including partner in charge of the New England High Technology Practice. Mr. Elsbree is a member of the National Association of Corporate Directors and Financial Executives International.

Robert C. Hower, age 48, has served as one of our directors since February 2003. Mr. Hower is a General Partner at Advanced Technology Ventures, a venture capital firm. Prior to joining Advanced Technology Ventures in March 2002, he was a director at BancBoston Ventures, Inc., a venture capital firm, which he joined in February 2000. Mr. Hower is a member of the National Association of Corporate Directors.

J. Russell Muirhead, age 47, has served as one of our directors since January 2011 and has held an endowed professorship at Dartmouth College since July 2009, where he teaches courses on ethics, the history of political thought, and American politics. Prior to joining Dartmouth College, Dr. Muirhead was a faculty member at the University of Texas at Austin from 2006 to 2009, Harvard University from 1998 to 2006, and Williams College from 1996 to 1998. Dr. Muirhead is a member of the National Association of Corporate Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of holdings and transactions in our common stock with the SEC. Based on our records and other information, we believe that, in 2012, none of our directors, executive officers or 10% stockholders failed to file a required report on time, other than the following transactions: the vesting of 6,250 common shares pursuant to grants of Restricted Stock Units to Marianne Budnik and related sales of 2,000 common shares to cover taxes. This report was filed promptly upon discovery that a report covering the transactions was not filed on time.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

In June 2006, our Board adopted a Code of Business Conduct and Ethics, or the Code, which applies to our employees, executive officers and members of the Board. The Company strives to apply high ethical, moral and legal principles in every aspect of our business conduct. The Code is a guide for each of our employees, executive officers and members of the Board to follow in meeting these principles. The Code is available on our website at www.acmepacket.com under the heading “Investor Relations”. In addition, we will post on our website all disclosures that are required by law or the listing standards of the NASDAQ Stock Market concerning any amendments to, or waivers from, any provision of the Code. During 2012 there were no substantive changes to the Code and no waivers to it were granted.

Whistleblower Policy

In June 2006, the Board adopted a Policy on Complaints of Accounting, Internal Accounting Controls and Auditing Matters, or a Whistleblower Policy. The Company’s internal controls and operating procedures are intended to prevent, deter and remedy any violation of the applicable laws and regulations that relate to accounting, internal accounting controls and auditing matters. This policy provides protection for employees who provide information, cause information to be provided, or otherwise assist in an investigation which the employee reasonably believes is related to fraud. The Whistleblower Policy is available on our website at www.acmepacket.com under the heading “Investor Relations”. Employees may provide information anonymously via mail, email or by telephone. If requested, we will strive to keep information that has been submitted confidential, subject to any need to conduct an effective investigation and take appropriate action.

THE BOARD OF DIRECTORS AND BOARD COMMITTEES

Board of Directors

Our business, property and affairs are managed under the direction of the Board. Directors are kept informed of our business through discussions with the executive officers of the Company, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

The Board has a separately designated Audit Committee established in accordance with the Securities Exchange Act of 1934, as amended, as well as a Nominating and Corporate Governance Committee and Compensation Committee. The table below provides membership information for the Board and each committee as of the date of this Annual Report.

	Audit	Nominating and Corporate Governance	Compensation

Independent Directors
Gary J. Bowen (lead independent director)(1)	X	X	X
David B. Elsbree(2)	X
Robert C. Hower(3)	X	X	X
J. Russell Muirhead		X	X

Inside Directors
Andrew D. Ory
Patrick J. MeLampy
Robert G. Ory

(1)	Chairman of the Nominating and Corporate Governance Committee.
(2)	Chairman of the Audit Committee.
(3)	Chairman of the Compensation Committee.

Board Leadership Structure

Our Company is led by Mr. Andrew D. Ory, who has served as our President and Chief Executive Officer and as a member of the Board since August 2000. Our lead independent director is Gary J. Bowen. We have never had, and do not currently have, a designated Chairman of the Board.

Of the seven members of our Board, four are independent from management. Mr. Gary J. Bowen, as lead independent director, leads the executive sessions of the Board. In addition, the independent chair of each standing committee reports to the Board.

Our Board leadership structure reflects our entrepreneurial history and collaborative culture, a structure we believe is currently effective and most suitable for the Company. Our leadership structure is appropriate for our Company given the size and scope of our business, the experience and active involvement of our independent directors, and our corporate governance practices, which include regular communication with and interaction between and among Mr. Andrew D. Ory, management and the independent directors. The Board believes that the Company’s Chief Executive Officer is best suited to lead the Company because he is the director most familiar with the Company’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. As a result, we have a single leader for our Company with oversight of Company operations by experienced independent directors who have appointed a lead director and three independent committee chairs.

Audit Committee

The Audit Committee’s responsibilities include:

•	overseeing the Company’s financial reporting process;

•

overseeing and monitoring the effectiveness of internal control over financial reporting and disclosure controls and procedures, including the Company’s system to monitor and manage financial statement risk;

•	reviewing the Company’s overall anti-fraud programs and overseeing the investigation of allegations of fraud relating to the Company or any of its officers, directors, employees, or agents;

•

selecting, retaining, approving the compensation and ensuring the independence of our independent registered public accounting firm, including pre-approval of all services performed by our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including the receipt and consideration of certain reports;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management; and

•	preparing the Audit Committee Report required by SEC rules.

The members of the Audit Committee are Messrs. David B. Elsbree (Chair), Gary J. Bowen and Robert C. Hower. The Board has determined that Mr. Elsbree is an “audit committee financial expert” defined in Item 407(d)(5)(ii) of Regulation S-K. In 2012, the Audit Committee met seven times.

The Audit Committee Charter is published on our website at www.acmepacket.com under the heading “Investor Relations” and is also available in print to any stockholder who requests it by writing to Acme Packet, Inc., Investor Relations, 100 Crosby Drive, Bedford, MA 01730-1438 or by emailing ir@acmepacket.com.

Compensation Committee

The Compensation Committee’s responsibilities include:

•	overseeing and administering our equity incentive plans;

•	annually reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer compensation and the compensation structure for our executive officers;

•	evaluating the Chief Executive Officer’s performance, at least annually, and based on these evaluations setting the Chief Executive Officer’s compensation;

•	reviewing and approving, or making recommendations to the Board with respect to, the evaluation process and compensation of our executive officers;

•	overseeing of management’s decisions concerning the performance and compensation of other company officers;

•	reviewing executive compensation for compliance with Section 16 of the Securities Exchange Act of 1934, as amended, and Section 162(m) of the Internal Revenue Code; and

•	preparing the annual compensation report and compensation discussion and analysis section of our Proxy Statement.

The members of the Compensation Committee are Messrs. Robert C. Hower (Chair), Gary J. Bowen and J. Russell Muirhead. In 2012, the Compensation Committee met twelve times.

While our Board bears the ultimate responsibility for approving compensation of our executive officers, the Compensation Committee assists the Board in discharging these responsibilities. The Compensation Committee also has the authority of the Board with respect to the administration of our equity incentive plans.

In June 2011, the Compensation Committee engaged Pearl Meyer & Partners, or PM&P, an executive compensation consulting firm, to assist with an evaluation of our executive compensation practices, which was used by the Compensation Committee in making decisions regarding our compensation practices in 2012. For additional information, see “Executive Compensation—Compensation Discussion and Analysis-Use of Outside Consultants and Peer Groups”. The Compensation Committee has assessed the independence of PM&P pursuant to the SEC rules and has concluded that no conflict of interest exists that would prevent PM&P from independently representing the Compensation Committee.

The Compensation Committee Charter is published on our website at www.acmepacket.com under the heading “Investor Relations” and is also available in print to any stockholder who requests it by writing to Acme Packet, Inc., Investor Relations, 100 Crosby Drive, Bedford, MA 01730-1438 or by emailing ir@acmepacket.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending our Code of Business Conduct and Ethics to the Board;

•	developing and recommending our Corporate Governance Guidelines to the Board;

•	identifying individuals qualified to become directors;

•	reviewing with the Board the standards to be applied in making determinations regarding the independence of Board members;

•	reviewing and making recommendations to the Board with respect to size, composition and structure of the Board and its committees;

•	overseeing an annual evaluation of the Board and its committees;

•	reviewing committee compensation and benefits and recommending changes to the Board;

•	developing and recommending to the Board procedures for a stockholder to send communications to the Board; and

•	providing general advice to the Board on corporate governance matters.

The members of the Nominating and Corporate Governance Committee are Messrs. Gary J. Bowen (Chair), Robert C. Hower and J. Russell Muirhead. In 2012, the Nominating and Corporate Governance Committee met six times.

The Nominating and Corporate Governance Committee Charter is published on our website at www.acmepacket.com under the heading “Investor Relations” and is also available in print to any stockholder who requests it by writing to Acme Packet, Inc., Investors Relations, 100 Crosby Drive, Bedford, MA 01730-1438 or by emailing ir@acmepacket.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the Board currently has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to the Company’s executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to executive officers are similar to those provided to other executive officers of publicly-traded companies with similar characteristics as the Company.

Throughout this Annual Report, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2012, as well as the other individuals included in the Summary Compensation Table on page 15, are referred to collectively as the Named Executive Officers.

Executive Summary—2012 in Review

Financial results in 2012 were as follows:

•	Total revenue was $274.4 million, a decrease of 10.7% from 2011.

•	Net loss was $5.2 million, or $0.08 per share on a diluted basis, compared to net income of $44.4 million, or $0.63 per share on a diluted basis in 2011.

•	At December 31, 2012, we had $385.5 million in cash, cash equivalents and investments, as compared to $372.2 million at the end of 2011.

Our non-financial highlights from 2012 include:

•	Adding over 300 customers, and now serving more than 1,925 customers in 109 countries;

•	Having now deployed over 21,000 systems, up from approximately 16,000 systems one year ago; and

•	Having our solutions deployed at 89 of the world’s top 100 service providers and 51 of the Fortune 100 corporations.

Compensation Philosophy and Objectives

We believe that the most effective executive compensation program is one that aligns executive officers’ interests with those of the stockholders by rewarding the achievement of Company performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain employees in key positions, and that compensation provided to executive officers remains competitive relative to the compensation paid to similarly situated executive officers of publicly-traded companies with similar characteristics. Our executive compensation program is designed to attract and retain those individuals with the skills necessary for us to achieve our long-term business and strategic goals, to motivate and reward individuals who perform at, or above, the levels that we expect, and to link a portion of each executive officer’s compensation to the achievement of our business objectives. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executive officers, including the Named Executive Officers, may include salary, commissions and short-term incentive compensation, as well as long-term incentive compensation in the form of equity awards.

At last year’s Annual Meeting of Stockholders on May 4, 2012, the stockholders approved an advisory resolution to approve the Company’s 2011 executive compensation as disclosed in the Company’s 2012 Proxy Statement. Of the votes “For,” “Against,” and “Abstain,” 98.57% of the vote was “For”, and as a result the executive compensation of our Named Executive Officers was approved on an advisory basis. In line with the significant level of support shown by the approval of the advisory resolution to approve the Company’s 2011 executive compensation as disclosed in the Company’s 2012 Proxy Statement, no changes to the Company’s philosophy and objectives were necessary based on the vote results. The Company’s compensation program remained consistent in 2012 as compared to 2011.

While this vote was not binding on the Company, our Board of Directors or our Compensation Committee, we believe that it is important for our shareholders to have an opportunity to vote on this proposal on an annual basis as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in our Proxy Statement. Our Board of Directors and our Compensation Committee value the opinions of our shareholders and, to the extent there is any significant vote against the compensation of our named executive officers, as disclosed in our Proxy Statement, we will consider our shareholders’ concerns and the Compensation Committee will evaluate whether any actions are necessary to address those concerns. In addition to our annual advisory vote on executive compensation, we are committed to ongoing engagement with our shareholders on executive compensation and corporate governance issues. These engagement efforts take place throughout the year through meetings, telephone calls and correspondence involving our senior management, directors and representatives of our shareholders. Additionally, we have determined that our shareholders should vote on a say-on-pay proposal each year, consistent with the preference expressed by our shareholders at the 2011 Annual Meeting of Stockholders.

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

Upon the consummation of the Merger, subject to the terms of the Merger Agreement which has been unanimously approved by our Board of Directors, each share of our common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than (i) shares owned by Oracle or any of Oracle’s subsidiaries, (ii) shares held by us as treasury stock or our subsidies and, (iii) shares to which appraisal rights are properly sought), will be converted into the right to receive $29.25 in cash, without interest (the “Merger Consideration”), representing approximately $2.1 billion on a fully diluted basis. A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on February 4, 2013 and its preliminary proxy statement filed with the SEC on February 19, 2013.

As of the date of this filing, the effectiveness of the Merger was still subject to a vote by our shareholders, which is scheduled to occur on March 28, 2013.

In anticipation of the closing following the approval of the Merger by our shareholders and per the terms of the Merger Agreement, we have not scheduled a vote for our shareholders to express their approval on our compensation philosophy related to the 2013 compensation involving our senior management team.

Role of Executive Officers in Compensation Decisions

The Compensation Committee approves all compensation decisions for the Chief Executive Officer of the Company, including equity awards. Decisions regarding the non-equity compensation of other officers are made by the Compensation Committee upon the recommendation of the Chief Executive Officer.

The Chief Executive Officer annually reviews the performance of each Named Executive Officer. The review process is discussed and approved by the Compensation Committee. The Chief Executive Officer’s performance is reviewed at least annually by the Compensation Committee. These performance reviews, in combination with market survey data of our peer companies and a national high technology industry survey, may result in salary and short-term incentive increases as well as annual equity award recommendations. The Compensation Committee may accept these recommendations, or exercise its discretion in modifying any recommended adjustments or awards to executive officers.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has historically structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executive officers to achieve the business goals set by the Company and reward the executive officers for achieving such goals. Our pay mix of base salary, target short and long-term incentives is weighted more heavily toward long-term incentives as compared to the market median practices. The December 2012 PM&P “Executive Compensation Competitive Assessment” report indicates that of our Chief Executive Officer’s pay mix, 66% of his total direct compensation is in the form of long-term incentives in contrast to the Market Composite Chief Executive Officer’s wherein 54% of their total direct compensation is in the form of long-term incentive. Also, that same report indicates that “all other Acme Packet executives” combined are at 61% of total direct compensation in the form of long-term incentive in contrast to the Market Composite wherein “all other executives” are at 45% of total direct compensation.

Salary levels are usually updated annually as part of the Company’s performance review process, as well as upon a promotion or other changes in an executive officer’s job responsibility. Merit-based increases to salaries of our Chief Executive Officer are based on the Compensation Committee’s assessment of his performance, as well as an assessment of the competitiveness of his compensation relative to the market. Merit-based increases to salaries for our executive officers, other than our Chief Executive Officer, are based on our Chief Executive Officer’s assessment of each executive officer’s performance in combination with an assessment of the competitiveness of the Company’s executive officers compensation relative to the market. The Chief Executive Officer’s recommendations regarding salary increases are reviewed and approved by our Compensation Committee.

A significant percentage of total cash compensation is in the form of short-term incentive compensation, which provides for variable cash payments based on the Company’s performance, pursuant to the Company’s “pay for performance” philosophy. There is no pre-established policy or target for the allocation between either cash and non-cash or short and long-term incentive compensation. When designing compensation arrangements, the Compensation Committee considers the particular risks the executive officers might be motivated to take to meet the designated performance targets to ensure that the structure does not encourage excessive risk taking.

Use of Outside Consultants and Peer Groups

To assist the Compensation Committee in structuring the Company’s annual base salary and short and long-term incentive based compensation, the Compensation Committee has, on an annual basis, engaged the services of compensation consultants.

In July 2012 PM&P was retained to review the Company Peer Group as a preliminary step in assessing the competitiveness of our executive compensation in gathering data for the December 2012 Competitive Assessment report. PM&P provided three alternatives to consider. Based on these alternatives, the Company’s management recommended to the Compensation Committee a modification of the 2012 Peer Group, which is comprised of firms it determined to be closest in similarity to Acme Packet’s annual revenues, product offerings, and gross and operating margins. This newly proposed Peer Group selection was approved by the Compensation Committee at its November 6, 2012 meeting.

The companies comprising the new Peer Group are:

ADTRAN, Inc.	Inter Digital, Inc.
Aruba Networks, Inc.	NetScout Systems, Inc.
Broadsoft, Inc.	Riverbed Technology Inc.
Cognex Corp.	Sonus Networks, Inc.
Emulex Corporation	Verisign, Inc.
Ixia

2012 Executive Compensation Components

In 2012, the components of cash compensation for our executive officers included the executive officer’s base salary and variable bonus compensation referred to as short-term incentive compensation. The long-term incentive component of our compensation for executive officers is provided through our equity incentive program. The Company competes with many larger companies for top level executive talent. Accordingly, the Compensation Committee generally sets compensation for executive officers between the 50th and 65th percentiles of the 2012 Market Composite as described above. Variations from this target compensation range may occur as a function of the experience level of the individual and market factors.

Base Salary

The Company provides executive officers and other employees with a base salary to compensate them for services rendered during the year. Base salaries for executive officers are determined by his or her position and responsibility with the Company, and the comparison to market data.

In January 2012, the Compensation Committee reviewed the salaries for the Named Executive Officers, based in part on the results of the analyses provided by PM&P, in November 2011. The following observations were made from the PM&P survey results: (i) the base salaries of the top three Named Executive Officers when compared to the 2012 Market Composite ranged from under the 45th percentile to the 65th percentile with an average at the 58th percentile and (ii) target total cash compensation ranged from below the 25th to the 60th percentile with an average at the 37th percentile. It should be noted that two of the five Named Executive Officers were not included in the November 2011 PM&P analysis, namely, Ms. Marianne Budnik, our Chief Marketing Officer, who had joined in September 2011 and Mr. Steven D. Aulds, our Senior Vice President of Engineering who did not join until January 2012.

Based on the results of the 2012 Market Composite, in January 2012 the Compensation Committee approved increases to the base salaries, effective January, 2012 for Messrs. A. Ory, MeLampy and Minihane. These three Named Executive Officers elected to receive their proposed increases in base salary in the form of non-statutory stock options of equivalent value in lieu of receiving the increase in cash compensation. Therefore, there are no changes in the amount of base salary cash compensation for Messrs. A. Ory, MeLampy and Minihane.

Name	2011 Base Salary	2012 Base Salary		2012 Base Salary Percentage Increase	New Base Salary Percentile of 2012 Market Composite
Andrew D. Ory	$450,000	$450,000	(1)	0%	50th
Peter J. Minihane	285,000	285,000	(1)	0	50th
Steven D. Aulds	250,000	250,000		0	70th
Marianne Budnik	240,000	260,000		8.3	75th
Patrick J. MeLampy	350,000	350,000	(1)	0	75th

(1)	Exclusive of the equivalent value of non-statutory stock option awards granted in lieu of a base salary increase. The base salary amount received in the form of stock option grants were $27,722 for Andrew D. Ory, our Chief Executive Officer, and $13,866 for each of the two others, namely, Patrick J. MeLampy, our Chief Technology Officer, and Peter J. Minihane our Chief Financial Officer and Treasurer.

Short-Term Incentive Compensation in 2012

In formulating our short-term incentive compensation program for 2012, on January 30, 2012, the Compensation Committee recommended, and, on January 31, 2012, the Board approved, the 2012 Executive Bonus Plan, or the 2012 Bonus Plan. The 2012 Bonus Plan provided for the payment of quarterly cash bonuses based on an individual targeted amount for each executive officer, ranging from 50% to 100% of the executive officer’s annual base salary, or the 2012 On Target Bonus. The 2012 Bonus Plan was a discretionary program designed to reward each participant in accordance with the Company’s financial success. In order to be eligible for bonus payment, the participant had to be employed as of the date the bonus payment was made for that quarter.

The 2012 Bonus Plan had three financial targets, or thresholds, which the Company had to meet in order for a bonus payment to be made. These targets include (1) a certain level of achievement of the Company’s year-to-date quarterly bookings; (2) a certain level of achievement of the Company’s quarterly revenue goal; and (3) a certain level of achievement of the Company’s quarterly non-GAAP income from operations goal. In order to earn any payment for a quarter, the Company had to achieve at least: (1) 90% of the year-to-date bookings goal; (2) 90% of the quarterly revenue goal; and (3) 90% of the quarterly non-GAAP income from operations goal.

Management uses non-GAAP financial measures in calculating the amounts earned for short-term incentive compensation because it allows us to evaluate performance period over period, to analyze the underlying trends in the Company’s business, to assess its performance relative to its competitors, and to establish operational goals and forecasts that are used in allocating resources. Management uses these non-GAAP financial measures because they exclude stock-based compensation expense which is a non-cash charge and related payroll taxes, amortization of acquired intangible assets and merger and integration-related costs associated with the Company’s acquisition activities all of which are non-operational costs and expenses. By excluding stock-based compensation expense and related payroll taxes, amortization of acquired intangible assets, and merger and integration-related costs, management can compare the Company’s operations to prior periods and to the operations of other companies in its industry who may have materially different, unusual, non-operational charges. Management does not consider any of stock-based compensation expense and related payroll taxes, amortization of acquired intangible assets, and merger and integration-related costs to be part of the Company’s operating activities or meaningful in evaluating the Company’s past financial performance or future prospects. Management believes that excluding these items is useful to investors because it is more representative of ongoing costs and therefore more comparable to historical operations.

If any of the targets were not met for the quarter, then no payment would have been earned. If at least 90% of the year to date bookings goal, 90% of the quarterly revenue goal and 90% of the quarterly non-GAAP income from operations goal was achieved for the respective quarter, then the amount of the bonus to be earned by each executive for that quarter would have been calculated as follows: (i) if 90% of the quarterly non-GAAP income from operations goal was attained, then the bonus payment would have been equal to 80% of the On Target Bonus; (ii) if greater than 90% but less than 100% of the quarterly non-GAAP income from operations goal was attained, then the bonus payment would have been equal to 80% of the On Target Bonus, plus 2% of the On Target Bonus for each 1% increase in the non-GAAP income from operations goal attained; (iii) if 100% and up to 105% of the quarterly non-GAAP income from operations goal is attained, then the On Target Bonus percentage shall be the same percentage of the goal attained; (iv) if greater than 105% and up to 110% of the quarterly non-GAAP income from operations goal was attained, then the bonus payment would have been equal to 105% of the On Target Bonus, plus a percentage of the On Target Bonus equal to one and a half times the percentage of the goal attained in excess of 105% and up to 110% and (v) if more than 110% of the quarterly non-GAAP income from operations goal was attained, then the bonus payment would have been equal to 112.5% of the On Target Bonus plus a percentage of the On Target Bonus equal to two times the percentage of the goal attained in excess of 110%.

The financial targets were established in conjunction with the Company’s annual budget process. The targeted goals were set with a reasonable level of difficulty that required the Company and its executive officers to perform at a high level in order to meet the goals and the likelihood of attaining these goals was not assured.

Given our financial performance in 2012, our Named Executive Officers did not fully achieve their target “on plan” short-term incentive compensation in 2012. Our short-term incentive compensation is administered quarterly, and quarterly attainment was 96.31% in the first quarter. No bonuses were earned in the second, third and fourth quarters of 2012.

The table below sets forth the short-term incentive compensation earned by each Named Executive Officer for each quarter in 2012:

Name	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Andrew D. Ory	$120,376	$—	$—	$—
Peter J. Minihane	44,776	—	—	—
Steven D. Aulds	32,942	—	—	—
Marianne Budnik	34,311	—	—	—
Patrick J. MeLampy	72,226	—	—	—

Executive Compensation in 2013

We retained PM&P again this year and in December 2012 they provided us with this year’s “Executive Compensation Competitive Assessment.” The newly approved Peer Group data was used in combination with the broader market survey data reflecting size appropriate comparators ($200 million to $500 million in revenue) from a national high technology survey. Combined these data sources comprise the “Market Composite”.

Specific base salary increases were developed from the PM&P report, and these recommendations were presented to the Compensation Committee on January 28, 2013. The Compensation Committee decided to not implement the recommended base salary increases in light of the ongoing negotiations with Oracle regarding the potential acquisition of the Company by Oracle, which was subsequently announced on February 4, 2013. Given the pendency of the Merger and the terms of the Merger Agreement, there have been no changes to base salaries for the Named Executive Officers for fiscal year 2013.

Similarly, the Compensation Committee chose not to make annual long-term incentive equity grants for 2013 that have historically been made in February of each year.

Equity Incentive Program

As we are in a growth phase of our business, the Compensation Committee believes that stock options provide a powerful incentive to our executive officers.

The Equity Incentive Program assists the Company to:

•	Enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	Provide an opportunity for increased equity ownership by executive officers; and

•	Maintain competitive levels of total compensation.

The Compensation Committee considers stock options to be an important and complementary component of the total compensation package available to executive officers as stock option awards align long-term corporate performance with the total compensation and employment of each of our executive officers.

Overview of the Equity Incentive Program

Generally, a significant stock option grant is made in the year when an executive officer commences employment with the Company. This grant is made within our guidelines for new hire grants, consistent with the executive officer’s position. The size of each grant is generally set at a level that the Compensation Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the grant guidelines, the individual’s position with us and the individual’s potential for future responsibility and promotion. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee’s discretion. Adjustments may be made as the Compensation Committee deems reasonable to attract candidates in the environment in which we operate.

Subsequent option grants to executive officers may be made at varying times and in varying amounts at the discretion of the Compensation Committee. In 2012 and 2011, they were made during our annual review cycle. The vesting of restricted stock unit awards are described in the following section entitled “Equity Grants.” The Compensation Committee considers replenishment grants for existing employees, including our executive officers, in accordance with the applicable grant guidelines in any given year. Each executive officer’s performance during the prior year is measured during the review process, but corporate performance is also considered when follow-on options are granted. The vesting schedule and the number of shares granted are established to ensure a meaningful incentive to remain in the Company’s employ. The option will provide a return to the executive officer only if he or she remains in our employ, and then only if the market price of our common stock increases over the option grant price.

Newly hired employees, including executive officers, are awarded their initial option grant at the next regularly scheduled Compensation Committee meeting on, or following, their hire date.

Options are awarded at the NASDAQ Global Select Market’s closing price of our common stock on the date of the grant. Equity awards are granted by either the Board or the Compensation Committee at regularly scheduled meetings held on the first Tuesday of each calendar month, except for the first month in each quarter when the meetings coincide with preparation for our regularly scheduled quarterly earnings release. The grant date of any equity award approved by the Board or Compensation Committee will be the date that the meeting is held. However, if the Board or Compensation Committee meeting to approve equity awards is held during a “blackout period” defined by the Company’s Insider Trading Policy, the grant date associated with the approved equity awards would be the first date following the meeting when the “blackout period” is no longer in effect under the Company’s Insider Trading Policy (typically the close of business on the second trading day after the Company has issued a press release that publicly discloses the matters that caused there to be a “blackout period”.)

The majority of the options granted by the Compensation Committee to the executive officers vest at a rate of 25% after one year from date of hire or grant and 6.25% each quarter thereafter over the next three years of the seven-year life of the underlying option term. The shares underlying the option are fully vested four years from the date of hire or grant. Vesting ceases upon termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Equity Grants

In 2012, each of our executive officers received stock option awards. The Compensation Committee considers replenishment grants for existing employees including our executive officers. Each executive officer’s performance during the prior year is measured during the review process, but corporate performance is also considered when options are granted subsequent to their initial “new hire” award.

This year, as previously stated, long-term incentive grants were not made in light of the restrictions included in the Merger Agreement.

In making decisions with respect to stock option awards to our executive officers for 2012, the Compensation Committee considered the PM&P report on long-term incentive guidelines presented in November 2010. The Compensation Committee desired to target the 65th percentile of the “Market Value” guidelines. To derive the “Market Value” PM&P used peer group data for long-term incentive market comparisons for the options that have a proxy match within the 2012 Peer Group. The number of shares granted represents the Black-Scholes value of stock granted on February 6, 2012 divided into the market-based long-term incentive value of stock-based compensation for the comparable benchmark positions within the 2012 Peer Group.

As previously discussed Messrs. Andrew D. Ory, Peter J. Minihane and Patrick J. MeLampy elected to receive their proposed 2012 increases in base salary in the form of stock options of equivalent value in lieu of receiving the increase in cash compensation.

The table below sets forth the stock option awards for each Named Executive Officer in 2012 and 2013:

Name	2012	2013
Andrew D. Ory	103,065	—
Peter J. Minihane	40,333	—
Steven D. Aulds	80,000	—
Marianne Budnik	80,000	—
Patrick J. MeLampy	48,733	—

Pursuant to the 2012 Executive Management Bonus Plan, the Compensation Committee of the Board elected to compensate three of the five Named Executive Officers by distributing their bonus for the quarter ended March 31, 2012 in the form of stock awards.

Ownership Guidelines

The Company currently does not require its directors or executive officers to own a particular amount of its common stock. The Compensation Committee is satisfied that stock, stock option, and restricted stock unit holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group’s interest with those of our stockholders.

Retirement and Other Benefits

We maintain a deferred savings retirement plan for our U.S. employees. The deferred savings retirement plan is intended to qualify as a tax qualified plan under Section 401K of the Internal Revenue Code. Contributions to the deferred savings retirement plan are not taxable to employees until withdrawn from the plan. The deferred savings retirement plan provides that each participant may contribute up to 90% of his or her pre-tax compensation up to a statutory limit, which in 2013 is $17,500 (or $23,000 if the participant was over the age of 50 at the end of the year). Under the plan, each employee is fully vested in his or her deferred salary contributions. The deferred savings retirement plan also permits the Company to make additional discretionary contributions, subject to established limits and a vesting schedule. To date, the Company has not made any discretionary contributions.

We maintain an employee stock purchase plan for our eligible employees, which do not include our Named Executive Officers or Section 16(b) Officers.

Perquisites and Other Personal Benefits

Our executive officers participate in the same group insurance and employee benefit plans as our other employees. At this time, we do not provide special benefits or other perquisites to our executive officers.

Deductibility of Executive Compensation

Tax and Accounting Implications

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. For 2012, no executive officer received executive compensation under Section 162(m) of the Internal Revenue Code in excess of $1,000,000.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services, in all capacities, to the Company for 2012, 2011 and 2010 of those persons who served as our principal executive officer, our principal financial officer and our other three most highly compensated executive officers for the year ended December 31, 2012. We refer to our principal executive officer, principal financial officer and the other three highly compensated executive officers throughout this Annual Report collectively as our “Named Executive Officers”.

Name and Principal Position	Year	Salary (1)		Stock Awards (2)(11)	Option Awards (3)(11)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Andrew D. Ory	2012	$477,722	(6)	$120,376	$1,992,637	—	$1,980	$2,592,715
President and Chief	2011	450,000		—	2,552,205	$305,923	1,980	3,310,108
Executive Officer	2010	415,000		—	869,801	441,983	1,808	1,728,592

Peter J. Minihane	2012	298,866	(7)	44,776	773,589	—	4,305	1,121,536
Chief Financial Officer	2011	285,000		—	1,020,882	136,766	4,305	1,446,953
and Treasurer	2010	270,000		—	577,654	239,629	3,541	1,090,824

Steven D. Aulds	2012	294,318		685,800	1,577,976	32,942	3,005	2,594,041
Senior Vice President	2011	—		—	—	—	—	—
Engineering	2010	—		—	—	—	—	—

Marianne Budnik	2012	285,000		—	1,590,928	34,311	1,281	1,911,520
Chief Marketing Officer	2011	95,000		915,600	2,074,040	33,875	427	3,118,942
Corporate Strategy	2010	—		—	—	—	—	—

Patrick J. MeLampy	2012	363,866	(8)	72,226	940,636	—	2,152	1,378,880
Chief Technology Officer	2011	350,000		—	1,701,470	223,944	2,152	2,277,566
	2010	335,000		—	577,654	356,783	2,155	1,271,592

Dino Di Palma	2012	430,520	(9)(10)	16,550	797,453	—	1,522	1,246,045
Chief Operating Officer	2011	449,222	(9)	—	1,020,882	49,988	1,435	1,521,527
	2010	460,149	(9)	—	577,654	93,855	998	1,132,656

James (Seamus) Hourihan	2012	260,000		—	608,530	31,302	2,990	902,822
Senior Vice President	2011	240,000		$652,680	850,735	95,976	2,834	1,842,225
Corporate Strategy	2010	230,000		—	405,022	163,303	2,143	800,468

(1)	Amounts reflect base salary before pre-tax contributions and are reported in the years earned, even if paid subsequent to the end of the year reported.
(2)	Stock awards are composed of shares of common stock which vest on the date of grant and are valued at fair market value as of the date of grant, and restricted stock units which vest over a period of time and are valued at fair market value which is determined by multiplying the number of restricted stock units granted by the closing sale price of a share of the Company’s common stock on the NASDAQ stock market on the date of grant.
(3)	Represents stock options to purchase shares of our common stock at an exercise price of $34.29, $66.55 and $13.04 in 2012, 2011 and 2010 respectively. Amounts were calculated using Accounting Standards Codification 718: Compensation-Stock Compensation. The grant date fair value of these awards in 2012, 2011 and 2010 was $18.60, $34.03 and $6.64 per share, respectively.
(4)	These amounts represent amounts earned in the year reported.
(5)	These amounts represent group term life insurance and long-term disability premiums paid on behalf of our Named Executive Officers in the year reported.
(6)	The reported amount includes a $27,722 base salary increase from 2011 that Mr. A. Ory elected to receive in the form of stock options. Mr. A. Ory was granted 2,865 options with a fair value of $9.68 per option on February 6, 2012. Please see the “Grants of Plan Based Awards” table on page 17.
(7)	The reported amount includes a $13,866 base salary increase from 2011 that Mr. Minihane elected to receive in the form of stock options. Mr. Minihane was granted 1,433 options with a fair value of $9.68 per option on February 6, 2012. Please see the “Grants of Plan Based Awards” table on page 17.
(8)	The reported amount includes a $13,866 base salary increase from 2011 that Mr. MeLampy elected to receive in the form of stock options. Mr. MeLampy was granted 1,433 options with a fair value of $9.68 per option on February 6, 2012. Please see the “Grants of Plan Based Awards” table on page 17.
(9)	This amount represents both salary and commissions earned in the year reported.
(10)	The reported amount includes a $13,866 base salary increase from 2011 that Mr. Di Palma elected to receive in the form of stock options. Mr. Di Palma was granted 1,433 options with a fair value of $9.68 per option on February 6, 2012. Please see the “Grants of Plan Based Awards” table on page 17.
(11)	For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

Grants of Plan Based Awards

The table set forth below provides information regarding grants of plan based awards made during 2012 to the Named Executive Officers:

Name	Grant Date	Date of Compensation Committee Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards (per Share)	Grant Date Fair Value of Stock and Option Awards
			Threshold	Target	Maximum
Andrew D. Ory	01/30/12	01/30/12	—	$500,000	—	—	—	$—	$—
	02/06/12	01/30/12	—	—	—	—	2,865	34.29	27,722	(1)
	02/06/12	01/30/12	—	—	—	—	100,200	34.29	1,992,637
	05/04/12	04/27/12	—	—	—	4,495	—	—	120,376
Peter J. Minihane	01/30/12	01/30/12	—	186,000	—	—	—	—	—
	02/06/12	01/30/12	—	—	—	—	1,433	34.29	13,866	(1)
	02/06/12	01/30/12	—	—	—	—	38,900	34.29	773,589
	05/04/12	04/27/12	—	—	—	1,672	—	—	44,776
Steven D. Aulds	01/30/12	01/30/12	—	150,000	—	—	—	—	—
	02/06/12	01/30/12	—	—	—	—	80,000	34.29	1,577,976
	02/06/12	01/30/12	—	—	—	20,000	—	—	685,800
Marianne Budnik	01/30/12	01/30/12	—	142,500	—	—	—	—	—
	02/06/12	01/30/12	—	—	—	—	80,000	34.29	1,590,928
Patrick J. MeLampy	01/30/12	01/30/12	—	300,000	—	—	—	—	—
	02/06/12	01/30/12	—	—	—	—	1,433	34.29	13,866	(1)
	02/06/12	01/30/12	—	—	—	—	47,300	34.29	940,636
	05/04/12	04/27/12	—	—	—	2,697	—	—	72,226

(1)	Represents the value of non-statutory stock option awards granted in lieu of a base salary increase. The base salary amount received in the form of option grants were $27,722 for Mr. Andrew D. Ory, our President and Chief Executive Officer, and $13,866 for each of the two others, namely Patrick J. MeLampy, our Chief Technology Officer, and Peter J. Minihane, our Chief Financial Officer and Treasurer.

Outstanding Equity Awards at December 31, 2012

The table set forth below provides all outstanding equity awards for each Named Executive Officer as of December 31, 2012:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Andrew D. Ory	30,000	—		—	$7.58	2/12/15	—	$—	—	$—
	140,625	9,375	(1)	—	4.35	2/10/16	—	—	—	—
	90,063	40,937	(2)	—	13.04	2/4/17	—	—	—	—
	32,815	42,185	(3)	—	66.55	2/3/18	—	—	—	—
	—	2,865	(4)	—	34.29	2/6/19	—	—	—	—
	—	100,200	(5)	—	34.29	2/6/19	—	—	—	—
Peter J. Minihane	18,750	—		—	6.42	9/18/15	—	—	—	—
	90,000	6,250	(1)	—	4.35	2/10/16	—	—	—	—
	59,813	27,187	(2)	—	13.04	2/4/17	—	—	—	—
	—	1,433	(4)	—	34.29	2/6/19	—	—	—	—
	—	38,900	(5)	—	34.29	2/6/19	—	—	—	—
	13,125	16,875	(3)	—	66.55	2/3/18	—	—	—	—
Steven D. Aulds	—	80,000	(6)	—	34.29	2/6/19	—	—	—	—
	—	—		—	—	—	20,000	685,800	—	—
Marianne Budnik	25,000	55,000	(7)	—	45.78	9/6/18	—	—	—	—
	—	80,000	(5)	—	34.29	2/6/19	—	—	—	—
	—	—		—	—	—	13,750	686,700	—	—
Patrick J. MeLampy	—	6,250	(1)	—	4.35	2/10/16	—	—	—	—
	—	27,187	(2)	—	13.04	2/4/17	—	—	—	—
	—	1,433	(4)	—	34.29	2/6/19	—	—	—	—
	—	47,300	(5)	—	34.29	2/6/19	—	—	—	—
	21,875	28,125	(3)	—	66.55	2/3/18	—	—	—	—

(1)	Twenty-five percent of the shares underlying the option vested on February 10, 2010, and the balance of the shares vest in twelve quarterly installments beginning on April 1, 2010 and ending on February 10, 2013.
(2)	Twenty-five percent of the shares underlying the option vested on February 4, 2011, and the balance of the shares vest in twelve quarterly installments beginning on April 1, 2011 and ending on February 4, 2014.
(3)	Twenty-five percent of the shares underlying the option vested on February 3, 2012, and the balance of the shares vest in twelve quarterly installments beginning on April 1, 2012 and ending on February 3, 2015.
(4)	Shares vested on February 6, 2013. Awards represent a non-statutory stock option granted in lieu of a base salary increase.
(5)	Twenty-five percent of the shares underlying the option vested on February 6, 2013, and the balance of the shares vest in twelve quarterly installments beginning on April 1, 2013 and ending on February 6, 2016.

(6)	Twenty-five percent of the shares underlying the option vested on January 9, 2013, and the balance of the shares vest in twelve quarterly installments beginning on April 1, 2013 and ending on January 9, 2016.
(7)	Twenty-five percent of the shares underlying the option vested on September 1, 2012, and the balance of the shares vest in twelve quarterly installments beginning on October 1, 2012 and ending on September 1, 2015.

Option Exercises and Stock Vested

The table set forth below provides information related to option exercises and stock awards vested for each Named Executive Officer in 2012:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Andrew D. Ory	—	$—	4,495	$120,376
Peter J. Minihane	75,000	1,542,971	1,672	44,776
Steven D. Aulds	—	—	—	—
Marianne Budnik	—	—	6,250	116,713
Patrick J. MeLampy	48,000	556,715	2,697	72,226

(1)	These amounts are equal to the number of shares exercised multiplied by the difference between the closing price of our common stock on the NASDAQ Global Select Market on the date of exercise and the exercise price of the options.
(2)	These amounts are equal to the closing price of our common stock on the NASDAQ Global Select Market on the vesting date multiplied the number of shares vested.

Equity Compensation Plan Information

The table set forth below provides equity compensation plan information as of December 31, 2012:

Plan Category	Number of Shares To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	11,542,085	$27.74	651,418
Equity compensation plans not approved by stockholders	—	—	—

Total	11,542,085	$27.74	651,418

The Company also has in effect the 2006 Equity Incentive Plan (the 2006 Plan), which allows the Company to grant ISOs, NSOs, restricted stock, restricted stock units and stock grants to employees, consultants, and directors of the Company. Under the 2006 Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four-year period. These options generally expire seven years after the grant date. The Company initially reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 and until 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company’s outstanding equity on a fully diluted basis as of the end of the immediately preceding year. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2013, 2012, 2011, 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Plan was increased by 3,000,000 shares pursuant to this provision.

The Company also has in effect the 2006 Director Option Plan (the 2006 Director Plan), under which no options may be granted to eligible directors at less than fair market value on the date of grant, and all options vest over a one year period from the grant date. These options expire ten years after the grant date. The Company initially reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2013, 2012, 2011, 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Director Plan was increased by 75,000 shares pursuant to this provision.

Employment Agreements, Potential Payments Related to Transition or Separation Agreements and Potential Payments Upon Termination or Change in Control

We do not have formal employment agreements with Messrs. A. Ory, Minihane, Aulds, MeLampy, or Ms. Budnik. The initial compensation for each of our Named Executive Officers was set forth in an offer letter that we executed with each of them at the time their employment commenced with us. Each offer letter provides that the Named Executive Officers’ employment with us is on an at will basis. Other than as described below, we do not have a formal policy or any agreements providing severance or any post termination benefits to our Named Executive Officers.

Change in Control Provisions

On February 4, 2010, each of Messrs. MeLampy, Minihane and A. Ory entered into non-qualified stock option agreements, whereby if there is a change in control and within three hundred sixty-five (365) days of the change of control the recipient (i) experiences any adverse change in authority, duty or responsibility, (ii) terminates his employment following a relocation of his principal place of business that increases his commute prior to such relocation by more than fifty (50) miles, or (iii) is terminated by the Company for any reason or no reason (other than for cause), then one hundred percent (100%) of the then unvested stock options shall vest.

On February 3, 2011, each of Messrs. MeLampy, Minihane and A. Ory entered into non-qualified stock option agreements, whereby if there is a change in control, and within three hundred sixty-five (365) days of the change of control the recipient (i) experiences any adverse change in authority, duty or responsibility, (ii) terminates his employment following a relocation of his principal place of business that increases his commute prior to such relocation by more than fifty (50) miles, or (iii) is terminated by the Company for any reason or no reason (other than for cause), then one hundred percent (100%) of the then unvested stock options shall vest.

On September 6, 2011, Ms. Marianne Budnik, our Chief Marketing Officer, entered into a non-qualified stock option agreement, as part of her new-hire package pursuant to our 2006 Equity Incentive Plan, whereby if there is a change in control, and within three hundred sixty-five (365) days of the change of control Ms. Budnik (i) experiences any adverse change in authority, duty or responsibility, (ii) terminates her employment following a relocation of his principal place of business that increases her commute prior to such relocation by more than fifty (50) miles, or (iii) is terminated by the Company for any reason or no reason (other than for cause), then one hundred percent (100%) of the then unvested stock options shall vest.

On September 6, 2011, a restricted stock unit award was issued to Ms. Budnik as part of her new-hire package pursuant to our 2006 Equity Incentive Plan. The restricted stock unit awarded to Ms. Budnik will vest at a rate of 25% after one year from the date of hire and 6.25% each quarter thereafter over the next three years. If, before the restrictions have been terminated or lapsed, there is a change in control, and within three hundred sixty-five (365) days of the change of control Ms. Budnik (A) terminates her employment following (i) any material adverse change in authority, duty or responsibility, or (ii) relocation of her principal place of business that increases her commute prior to such relocation by more than fifty (50) miles, or (B) is terminated by the Company for any reason or no reason (other than for cause), then the risk of forfeiture with respect to one hundred percent (100%) of the restricted stock units then subject to a risk of forfeiture will lapse.

On January 9, 2012, Mr. Steven D. Aulds entered into a non-qualified stock option agreement, as part of his new-hire package pursuant to our 2006 Equity Incentive Plan, whereby if there is a change in control, and within three hundred sixty-five (365) days of the change of control Mr. Aulds (i) experiences any adverse change in authority, duty or responsibility, (ii) terminates his employment following a relocation of his principal place of business that increases his commute prior to such relocation by more than fifty (50) miles, or (iii) is terminated by the Company for any reason or no reason (other than for cause), then one hundred percent (100%) of the then unvested stock options shall vest.

On January 9, 2012, a restricted stock unit award was issued to Mr. Aulds as part of his new-hire package pursuant to our 2006 Equity Incentive Plan. The restricted stock unit awarded to Mr. Aulds will vest at a rate of 25% after one year from the date of hire and 6.25% each quarter thereafter over the next three years. If, before the restrictions have been terminated or lapsed, there is a change in control, and within three hundred sixty-five (365) days of the change of control Mr. Aulds (A) terminates his employment following (i) any material adverse change in authority, duty or responsibility, or (ii) terminates his employment following a relocation of her principal place of business that increases his commute prior to such relocation by more than fifty (50) miles, or (B) is terminated by the Company for any reason or no reason (other than for cause), then the risk of forfeiture with respect to one hundred percent (100%) of the restricted stock units then subject to a risk of forfeiture will lapse.

On February 6, 2012, each of Messrs. MeLampy, Minihane, Ory and Ms. Budnik entered into non-qualified stock option agreements, whereby if there is a change in control, and within three hundred sixty-five (365) days of the change of control the recipient (i) experiences any adverse change in authority, duty or responsibility, (ii) terminates his employment following a relocation of his principal place of business that increases his commute prior to such relocation by more than fifty (50) miles, or (iii) is terminated by the Company for any reason or no reason (other than for cause), then one hundred percent (100%) of the then unvested stock options shall vest.

On February 6, 2012, Messrs. A. Ory, Minihane, and MeLampy entered into non-qualified stock option agreements in lieu of their annual salary increase, whereby if there is a change in control, and within three hundred sixty-five (365) days of the change of control the recipient (i) experiences any adverse change in authority, duty or responsibility, (ii) terminates his employment following a relocation of his principal place of business that increases his commute prior to such relocation by more than fifty (50) miles, or (iii) is terminated by the Company for any reason or no reason (other than for cause), then one hundred percent (100%) of the then unvested stock options shall vest.

The table set forth below describes the potential benefits payable to each Named Executive Officer assuming the Named Executive Officer’s employment had terminated under various scenarios on December 31, 2012 (the last business day of 2012).

Name	Change in Control	Material Adverse Change in Authority of Responsibility Following a Change in Control(1)	Voluntary Termination Following a Change in Control and a Relocation of the Principal Place of Business by More than 50 miles(1)	Termination without Cause Following a Change in Control(1)
Andrew D. Ory	$—	$455,005	$455,005	$455,005
Peter J. Minihane	—	302,389	302,389	302,389
Steven D. Aulds	—	442,400	442,400	442,400
Marianne Budnik	—	304,150	304,150	304,150
Patrick J. MeLampy	—	302,389	302,389	302,389

(1)	Represents the number of shares that will vest upon a change of control and the specific criteria having been met within a one year period, multiplied by the market price of our common stock on the NASDAQ Global Select Market at December 31, 2012 ($22.12), less the exercise price of such option or purchase price of such restricted shares.

Director Compensation

Non-employee directors are eligible to participate in our 2006 Director Option Plan. Pursuant to this plan, each non-employee director is eligible to receive an option to purchase a number of shares of common stock upon his initial appointment or election to the Board. Non-employee directors are also eligible to receive an option to purchase a number of shares of common stock at each year’s Annual Meeting of Stockholders at which he serves as a director. The fair value of each option is determined by the Board using a generally accepted option pricing valuation methodology, such as the Black-Scholes model, with such modifications as it may deem appropriate to reflect the fair value of such options. All options will vest in a series of four equal quarterly installments, with the first of such quarterly installments becoming exercisable on the first day of the first calendar quarter after the grant date and an additional quarterly installment becoming exercisable on the first day of each calendar quarter thereafter until the option has become exercisable in full, so long as the option holder continues to serve as a director on such vesting date. Each option will terminate upon the earlier of ten years from the date of grant or three months after the optionee ceases to serve as a director. The exercise price of these options is equal to the fair market value of our common stock on the date of grant.

At our 2012 Annual Meetings of Stockholders, which was held on May 4, 2012, we granted each of our non-employee directors who continued to serve as a director after the meeting, an option to purchase 12,500 shares of our common stock pursuant to our 2006 Director Option Plan. The options are exercisable in a series of four equal quarterly installments, with the first of such quarterly installments becoming exercisable on August 4, 2012 and each additional quarterly installment becoming exercisable on the first day of each calendar quarter thereafter until the options become exercisable in full. Upon a change of control of the Company, the options granted in 2012 will automatically accelerate so that the underlying shares will be immediately exercisable.

During 2012, we provided cash compensation to Messrs. Gary J. Bowen, David B. Elsbree, Robert C. Hower and J. Russell Muirhead for their services as non-employee directors. Messrs. Bowen, Elsbree, Hower, and Muirhead are the only Board members who received cash compensation for Board services rendered, as Messrs. Patrick J. MeLampy, Andrew D. Ory and Robert G. Ory are each an employee of the Company. We have not provided any other cash compensation to directors for their services as a director; however, non-employee directors are reimbursed for reasonable travel and other expenses incurred in connection with attending a meeting of the Board and its committees.

Mr. Bowen was provided cash compensation as follows for 2012:

•	An annual retainer of $45,000 for his role on the Board;

•	An annual retainer of $9,000 for his role as lead independent director;

•	An annual retainer of $10,000 for his role as the Chairman of the Nominating and Corporate Governance Committee;

•	An annual retainer of $10,000 for his participation as a member of the Audit Committee; and

•	An annual retainer of $7,500 for participating as a member of the Compensation Committee.

Mr. Elsbree was provided cash compensation as follows for 2012:

•	An annual retainer of $45,000 for his role on the Board; and

•	An annual retainer of $25,000 for his role as Chairman of the Audit Committee.

Mr. Hower was provided cash compensation as follows for 2012:

•	An annual retainer of $45,000 for his role on the Board;

•	An annual retainer of $15,000 for his role as the Chairman of the Compensation Committee;

•	An annual retainer of $10,000 for his participation as a member of the Audit Committee; and

•	An annual retainer of $5,000 for his participation as a member of the Nominating and Corporate Governance Committee.

Dr. Muirhead was provided cash compensation as follows for 2012:

•	An annual retainer of $45,000 for his role on the Board;

•	An annual retainer of $7,500 for his participation as a member of the Compensation Committee; and

•	An annual retainer of $5,000 for his participation as a member of the Nominating and Corporate Governance Committee.

The following table sets forth information regarding compensation paid to our non-employee directors in 2012:

Name	Fees Earned or Paid in Cash	Option Awards(1)		Total
Gary J. Bowen	$81,500	$93,383	(2)	$174,883
David B. Elsbree	70,000	93,383	(2)	163,383
Robert C. Hower	75,000	93,383	(2)	168,383
J. Russell Muirhead	57,500	93,383	(2)	150,883

(1)	The aggregate number of outstanding unexercised stock option awards at December 31, 2012 is shown below:

Name	Outstanding Stock Options
Gary J. Bowen	31,250
David B. Elsbree	62,500
Robert C. Hower	37,500
J. Russell Muirhead	37,500

(2)	Represents stock option to purchase 12,500 shares of our common stock at an exercise price of $26.78. Amounts were calculated using Accounting Standards Codification 718: Compensation-Stock Compensation. The grant date fair value of these awards was $7.4706 per share.

The following table sets forth information regarding cash compensation paid to our non-employee directors for 2012:

Director	Roles During 2012	Basic Annual Retainer	Supplemental Annual Retainer	Total
Gary J. Bowen	Audit Committee Member, Compensation Committee Member, and Nominating and Corporate Governance Committee Chairman	$45,000	$36,500	$81,500

David B. Elsbree	Audit Committee Chairman	45,000	25,000	70,000

Robert C. Hower	Audit Committee Member, Compensation Committee Chairman, and Nominating and Corporate Governance Committee Member	45,000	30,000	75,000

J. Russell Muirhead	Compensation Committee and Nominating and Corporate Governance Committee Member	45,000	12,500	57,500

Board Role in Risk Oversight

The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee, as opposed to the full Board, receives a report, the Chairman of the relevant committee provides a verbal report on the discussion to the full Board during the “committee reports portion” of the next Board meeting. By having each Committee chair and the Board receive reports directly from management as appropriate, the full Board and its committees are able to coordinate the risk oversight role, particularly with respect to risk interrelationships. During 2011, there was established within the Company an enterprise risk management steering committee comprised of members of senior management. The purpose of the committee is to prepare and present to the Board a consolidated enterprise wide report of the assessment of material risks to the Company and the actions taken to mitigate such risks. In January 2012, the initial presentation of the report to the Board disclosed risk exposure in certain organizations in the Company and actions taken to mitigate such risks.

When designing the Company’s overall compensation program, the Compensation Committee considers the potential measures the executive officers might be motivated to take to meet the designated performance targets to ensure that the structure does not encourage excessive risk taking. We believe that the current and historical “pay mix” of salary, commissions and short-term incentive compensation, as well as long-term incentive compensation in the form of equity awards, do not create risks that might otherwise have a material adverse effect on the Company. In arriving at this determination, the Compensation Committee reviewed the compensation structure for both the executives and the Company as a whole, and noted numerous ways in which risk is effectively managed or mitigated.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committees serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee. None of the current or previous members of our Compensation Committee has ever been an employee of Acme Packet, Inc. or any subsidiary of Acme Packet, Inc.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is comprised entirely of independent directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report to Stockholders on Form 10-K for the year ended December 31, 2012.

Submitted by the Compensation Committee

Robert C. Hower (Chairman), Gary J. Bowen and J. Russell Muirhead

The foregoing report of the Compensation Committee does not constitute soliciting material and shall not be deemed to be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, including by any general statement incorporating this Annual Report on Form 10-K, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table set forth below provides equity compensation plan information as of December 31, 2012:

Plan Category	Number of Shares To be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	11,542,085	$27.74	651,418
Equity compensation plans not approved by stockholders	—	—	—

Total	11,542,085	$27.74	651,418

The Company also has in effect the 2006 Equity Incentive Plan (the 2006 Plan), which allows the Company to grant ISOs, NSOs, restricted stock, restricted stock units and stock grants to employees, consultants, and directors of the Company.

Under the 2006 Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four-year period. These options generally expire seven years after the grant date. The Company initially reserved for issuance an aggregate of 3,000,000 shares of common stock under the 2006 Plan plus an additional annual increase to be added automatically on January 1 of each year, from 2006 and until 2016, equal to the lesser of (i) 3,000,000 shares of common stock or (ii) five percent of the Company’s outstanding equity on a fully diluted basis as of the end of the immediately preceding year. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2013, 2012, 2011, 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Plan was increased by 3,000,000 shares pursuant to this provision.

The Company also has in effect the 2006 Director Option Plan (the 2006 Director Plan), under which no options may be granted to eligible directors at less than fair market value on the date of grant, and all options vest over a one year period from the grant date. These options expire ten years after the grant date. The Company initially reserved for issuance an aggregate of 300,000 shares of common stock under the 2006 Director Plan plus an additional annual increase to be added automatically on January 1 of each year of 75,000 shares of common stock. The Board may waive the annual increase, in whole or in part. In November 2006 the Board waived the annual increase for 2007 pursuant to this provision. In January 2013, 2012, 2011, 2010, 2009 and 2008, the number of shares of common stock reserved for future issuance under the 2006 Director Plan was increased by 75,000 shares pursuant to this provision.

Stock Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth the number and percentage of shares of Acme Packet common stock beneficially owned, as of March 1, 2013, by (1) each person or group known by Acme Packet, based on filings pursuant to Section 13(d) or 13(g) under the Exchange Act, to beneficially own more than 5% of the outstanding shares of Acme Packet common stock; (2) each person who is currently a director of Acme Packet; (3) each named executive officer of Acme Packet, determined in accordance with Item 402 of Regulation S-K of the Securities Act; and (4) all current directors and executive officers of Acme Packet as a group.

Name of Beneficial Owner	Shares Beneficially Owned Common Stock (1)
	Number of Shares	%
5% Stockholders:
FMR LLC (2)	5,613,571	8.11%
Franklin Resources, Inc. (3)	5,279,280	7.63%
Oracle Corporation (4)	11,300,339	16.08%
Directors and Executive Officers (5)
Gary J. Bowen (6)	560,318	*
David B. Elsbree (7)	80,012	*
Robert C. Hower (8)	42,401	*
Steven D. Aulds (9)	31,250	*
Marianne Budnik (10)	66,750	*
Patrick J. MeLampy (11)	4,052,133	5.85%
Peter J. Minihane (12)	217,826	*
J. Russell Muirhead (13)	40,875	*
Andrew D. Ory (14)	4,497,800	6.47%
Robert G. Ory (15)	1,458,710	2.11%
All directors and executive officers as a group (15 persons)(16)	11,870,748	16.76%

*	Less than one percent of Acme Packet common stock outstanding.
(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares which the individual has the right to acquire within 60 days of March 1, 2013, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and dispositive power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. Percentage beneficially owned is based on 69,195,164 shares of common stock outstanding on March 1, 2013.
(2)	The address for FMR LLC is 82 Devonshire Street, Boston, MA 02109. Shares beneficially owned consist of 5,613,571 shares held by FMR LLC. This information is based on a Schedule 13G/A filed with the SEC on January 9, 2013.
(3)	The address of Franklin Resources, Inc. is One Franklin Street, San Mateo, CA 94403. Shares reported on this line are beneficially owned by Franklin Resources, Inc. or one or more of the following direct or indirect subsidiaries of Franklin Resources, Inc.: Franklin Templeton Investments (Asia) Ltd., Franklin Templeton Portfolio Advisors, Inc., Fiduciary Trust Company International, and Franklin Advisers, Inc., as well as by each of Charles B. Johnson and Rupert H. Johnson, Jr., the principal shareholders of Franklin Resources, Inc. This information is based on the Schedule 13G filed with the SEC on February 11, 2013.
(4)	The address of Oracle Corporation is 500 Oracle Parkway, Redwood City, CA 94065. Shares reported on this line are subject to voting agreements dated February 4, 2013 entered into by OC Acquisition LLC, a wholly-owned subsidiary of Oracle Corporation, and each of The Andrew D. Ory Revocable Trust, Gary J. Bowen, Matthew J. Cushing, The Endeavor Foundation, Inc., David B. Elsbree, Lorraine Gilmore, The Linda G. Hammett Ory Revocable Trust 2010, Seamus Hourihan, Robert C. Hower, Patrick J. MeLampy, The MeLampy-Lawrence Family Trust, Peter J. Minihane, Russell Muirhead, The Ory 2006 Grandchildren’s Trust, The Ory Family Trust, Andrew D. Ory, Marjorie Ory and Robert G. Ory representing shares beneficially owned by each of these counterparties. This information is based on the Schedule 13D filed with the SEC on February 13, 2013.
(5)	The address of each director and officer stockholder named in the table is c/o Acme Packet, Inc., 100 Crosby Drive, Bedford, MA 01730-1438.
(6)	Shares beneficially owned include 28,125 shares subject to options exercisable within 60 days of March 1, 2013.
(7)	Shares beneficially owned include 59,375 shares subject to options exercisable within 60 days of March 1, 2013 and 700 shares owned by his wife. Mr. Elsbree disclaims beneficial ownership of the shares held by his wife.
(8)	Shares beneficially owned include 34,375 shares subject to options exercisable within 60 days of March 1, 2013.
(9)	Shares beneficially owned include 25,000 shares subject to options exercisable within 60 days of March 1, 2013.
(10)	Shares beneficially owned include 60,000 shares subject to options exercisable within 60 days of March 1, 2013.
(11)	Shares beneficially owned include (A) 61,466 shares subject to options exercisable within 60 days of March 1, 2013, (B) 1,212,000 shares owned by The MeLampy-Lawrence Family Trust for the benefit of the minor children of Mr. MeLampy, and (C) 683,761 shares held by The MeLampy-Lawrence Charitable Trust. Mr. MeLampy’s wife is the trustee of The MeLampy-Lawrence Family Trust. Mr. MeLampy is a trustee of The MeLampy-Lawrence Charitable Trust and exercises shared voting and investment control over the shares held by The MeLampy-Lawrence Charitable Trust. Mr. MeLampy disclaims beneficial ownership of the shares held by The MeLampy-Lawrence Family Trust.
(12)	Shares beneficially owned include 216,154 shares subject to options exercisable within 60 days of March 1, 2013.
(13)	Shares beneficially owned include 34,375 shares subject to options exercisable within 60 days of March 1, 2013.
(14)	Shares beneficially owned include (A) 362,807 shares subject to options exercisable within 60 days of March 1, 2013, (B) 3,239,238 shares held by the Andrew D. Ory Revocable Trust, (C) 41,717 shares held by the Endeavor Foundation, Inc., a Massachusetts Charitable Corporation, of which Mr. Ory and his wife are members of the Board of Directors and over which Mr. Ory and his wife share voting and dispositive power, (D) 135,661 shares held by The Linda G. Hammett Ory Trust, and (E) 718,377 shares held by The Linda Hammett Ory & Andrew Ory Charitable Trust. Mr. Andrew D. Ory is a trustee of The Linda Hammett Ory & Andrew D. Ory Charitable Trust and exercises shared voting and investment control over the shares held by The Linda Hammett Ory & Andrew D. Ory Charitable Trust. Mr. Andrew D. Ory disclaims beneficial ownership of the shares held by the Linda G. Hammett Ory Trust.
(15)	Shares beneficially owned include (A) 1,213,142 shares owned by The Ory Family Trust for the benefit of the minor children of Andrew D. Ory and Linda Hammett Ory and (B) 95,585 shares held by his wife, Marjorie Ory. Mr. Robert G. Ory is trustee of The Ory Family Trust and exercises shared voting and investment control over the shares held by The Ory Family Trust. Mr. Robert G. Ory and Marjorie Ory are the parents of Andrew D. Ory, our Chief Executive Officer and President and one of our directors and founders. Mr. Robert G. Ory disclaims beneficial ownership of the shares held by his wife, Marjorie Ory and the shares held by The Ory Family Trust.
(16)	Shares beneficially owned include 1,631,660 shares subject to options exercisable within 60 days of March 1, 2013 and 2,500 restricted stock units which vest within 60 days of March 1, 2013.

As discussed above, the Merger is expected to close in the first half of 2013, subject to Acme Packet stockholder approval, certain regulatory approvals and other customary closing conditions.

Upon the consummation of the Merger, subject to the terms of the Merger Agreement which has been unanimously approved by our Board of Directors, each share of our common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than (i) shares owned by Oracle or any of Oracle’s subsidiaries, (ii) shares held by us as treasury stock or our subsidies and, (iii) shares to which appraisal rights are properly sought), will be converted into the right to receive $29.25 in cash, without interest (the “Merger Consideration”), representing approximately $2.1 billion on a fully diluted basis. A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on February 4, 2013 and its preliminary proxy statement filed with the SEC on February 19, 2013.

As of the date of this filing, the effectiveness of the Merger was still subject to a vote by our shareholders.

In connection with the execution of the Merger Agreement, the directors and certain of the executive officers of Acme Packet and certain of their affiliates entered into voting agreements agreeing to vote in favor of the adoption of the merger agreement. As of February 22, 2013, the record date for the special meeting, they collectively beneficially owned approximately 16% of the Acme Packet common stock entitled to vote at the special meeting.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

Related Party Transactions

In March 2007, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, adopted a Related Party Transactions Policy providing for the review and approval or ratification by the Nominating and Corporate Governance Committee of certain transactions or relationships involving Acme Packet, Inc. and its directors, nominees for election as a director, executive officers, holders of more than 5% beneficial ownership of the Company’s common stock and their affiliates. In reviewing a transaction or relationship, the Nominating and Corporate Governance Committee will take into account, among other factors it deems appropriate, whether it is on terms no more favorable than terms generally available to an unaffiliated third party under similar circumstances, as well as the extent of the related party’s interest in the transaction.

We do not currently provide personal loans to our executive officers or directors.

The Company employs Mr. Robert G. Ory, the Company’s Corporate Secretary, Assistant Treasurer and director and the father of Mr. Andrew D. Ory, the Company’s President, Chief Executive Officer and director. Mr. Robert G. Ory receives no compensation for his service on the Board of the Company. Mr. Robert G. Ory’s base salary for 2013 is $125,000. It is expected that Mr. Robert G. Ory will receive approximately $5,300 in other compensation, which is comprised of group term life insurance coverage in excess of $50,000 and long term disability coverage. Group term life insurance coverage must be included as income using the Internal Revenue Service, or IRS, Premium Table. Additionally, Mr. Robert G. Ory’s long-term disability, or LTD, coverage results in an increase to income in an amount equal to the amount of annual premium paid in order to provide the LTD coverage. The Company also employs Mr. James D. Ory, Director, Sales—North America, the brother of Mr. Andrew D. Ory, the Company’s President, Chief Executive Officer and director, , and the son of Mr. Robert G. Ory, the Company’s Corporate Secretary, Assistant Treasurer and director. Mr. James D. Ory’s base salary for 2013 is $125,150. It is expected that Mr. James D. Ory will receive approximately $1,400 in other compensation which is comprised of group term life insurance coverage in excess of $50,000 and long term disability coverage. Group term life insurance coverage must be included as income using the IRS Premium Table. Additionally, Mr. James D. Ory’s LTD coverage results in an increase to income in an amount equal to the amount of annual premium paid in order to provide the LTD coverage. As Director Sales—North America, Mr. James D. Ory is eligible for commission compensation pursuant to the Company’s variable compensation program for members of the Company’s sales force. For the 2013 year, Mr. James D. Ory’s commission rate in meeting his annual net bookings quota is 0.61% and he is eligible to receive grants of merit stock options at the discretion of the Board. Mr. James D. Ory’s commission plan is subject to commission rate “accelerators” at various quota attainment levels in excess of the annual net bookings quota and is commensurate with his position and those of similarly situated sales professionals at the Company. Any grants of stock options are made in line with the Company’s granting policies and guidelines. The compensation paid by the Company in the context of these employment relationships is consistent with prevailing levels of compensation in the marketplace for the applicable position and these employment relationships have been approved by the Board of Directors of the Company, including the Nominating and Corporate Governance Committee pursuant to the Company’s Related Party Transaction Policy.

Board Independence

The Corporate Governance Guidelines provide that a majority of the Board shall be independent under Section 10A of the Securities Exchange Act of 1934, as amended, the listing standards of the NASDAQ Stock Market and other applicable laws. To be considered independent under these standards, the Board must determine that a director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director will not be considered independent if he or she, or an immediate family member, has been within the last three years:

•	an employee of Acme Packet, Inc.;

•

a current partner of Acme Packet, Inc.’s independent registered public accounting firm or an employee of Acme Packet, Inc.’s independent registered public accounting firm who personally worked on the Acme Packet, Inc. audit;

•	an executive officer of a public company that has, on the compensation committee of its Board of Directors, an executive officer of Acme Packet, Inc.;

•	a paid advisor or consultant to Acme Packet, Inc. receiving in excess of $120,000 per year in direct compensation from Acme Packet, Inc. (other than fees for service as a director); or

•

an employee (or in the case of an immediate family member, an executive officer) of a company that does business with Acme Packet, Inc. and the annual payments to or from Acme Packet, Inc. exceeded the greater of $200,000 or 5% of the other company’s annual total revenues.

The Board has considered the independence of its members in light of the Board’s independence criteria. In connection with its independence considerations, the Board has reviewed Acme Packet Inc.’s relationships with organizations with which our directors are affiliated, and has determined that such relationships were generally established in the ordinary course of business and are not material to us, any of the organizations involved, or our directors. Based on the foregoing, the Board has determined that each director of Acme Packet, Inc. satisfies the criteria and is independent, except for Andrew D. Ory, our President and Chief Executive Officer, Patrick J. MeLampy, our Chief Technology Officer and Robert G. Ory, our Corporate Secretary and Assistant Treasurer.

For further discussion of the Board committees on which our independent directors serve, please see Item 10 of this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: AUDIT AND NON-AUDIT FEES

The following table sets forth the fees billed by Ernst & Young LLP for audit, audit-related, tax and all other services rendered for 2011 and 2012.

Type of Fees	2011	2012
Audit fees(1)	$724,601	$840,450
Audit-related fees(2)	17,500	185,500
Tax fees(3)	193,504	501,045
All other fees(4)	1,520	1,995

Total	$937,125	$1,528,990

(1)	“Audit fees” consist of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting, the review of our quarterly condensed consolidated financial statements, consultations on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC.

(2)	“Audit-related fees” consist of aggregate fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our financial statements and were not reported above under “Audit Fees”.
(3)	“Tax fees” consist of aggregate fees for tax compliance, tax advice and tax planning services including the review and preparation of our federal and state income tax returns.
(4)	“All other fees” consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those disclosed above.

The Audit Committee approves in advance all audit and non-audit services to be provided by the independent registered public accounting firm. The Chairman of the Audit Committee has the delegated authority from the Audit Committee to pre-approve services. Any such pre-approvals are disclosed to and reviewed with the Audit Committee at its next meeting. The Audit Committee requires the independent registered public accounting firm and management to report on actual fees charged for each category of service periodically throughout the year.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is included in Part II, Item 8 of the Original Filing.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Part II, Item 8 of the Original Filing.

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME PACKET, INC. (Registrant)

Date: March 26, 2013	By:	/s/ ANDREW D. ORY

Andrew D. Ory
President and Chief Executive Officer

Date: March 26, 2013	By:	/s/ PETER J. MINIHANE

Peter J. Minihane
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW D. ORY	President and Chief Executive Officer; Director (Principal Executive Officer)	March 26, 2013
Andrew D. Ory

/s/ PETER J. MINIHANE	Chief Financial Officer (Principal Accounting and Financial Officer)	March 26, 2013
Peter J. Minihane

/s/ GARY J. BOWEN	Director	March 26, 2013
Gary J. Bowen

/s/ DAVID B. ELSBREE	Director	March 26, 2013
David B. Elsbree

/s/ ROBERT C. HOWER	Director	March 26, 2013
Robert C. Hower

/s/ PATRICK J. MELAMPY	Director	March 26, 2013
Patrick J. MeLampy

/s/ ROBERT G. ORY	Director	March 26, 2013
Robert G. Ory

/s/ J. RUSSELL MUIRHEAD	Director	March 26, 2013
J. Russell Muirhead